Form 10-Q
period 1996-03-31
CDX CORP
filed 1998-05-01
CIK 351129

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the combined three quarterly periods ended March 31, 1996

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Three Quarters Ended                  Commission File Number
March 31, 1996                            0-9735

CDX CORPORATION
(Exact name of registrant
as specified in its charter)

COLORADO                                  84-0771180
(State of Incorporation)                  (I.R.S. Employer
                                          Identification Number)

Two Charles Street
Providence, RI                            02904
(Address of principal
executive offices)                        (Zip Code)

Registrant's telephone number, including area code (401) 274-9518

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES             NO   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                         SHARES OUTSTANDING AT MARCH 31, 1996

Common, $.01 par value        3,588,094

CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statement:

Condensed Balance Sheets as of March 31, 1996
          and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Statements of Operations - Three months ended
          September 30, 1995 and September 30, 1994 . . . . . . . . . 4

          Condensed Statements of Operations - Three months ended
          December 31, 1995 and December 31, 1994 . . . . . . . . . . 5

          Condensed Statements of Operations - Three months ended
          March 31, 1996 and March 31, 1995 . . . . . . . . . . . . . 6

          Condensed Statements of Operations - Nine months ended
          March 31, 1996 and March 31, 1995 . . . . . . . . . . . . . 7

          Condensed Statements of Cash Flows - Nine months ended
          March 31, 1996 and March 31, 1995 . . . . . . . . . . . . . 8

          Notes to Condensed Financial Statements . . . . . . . . . . 9


Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . 10

          Other Information . . . . . . . . . . . . . . . . . . . . . 11

CDX CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

                                   March 31, 1996          June 30,1995
                                     (unaudited)              (note)
Current Assets:
     Cash and Cash Equivalents     $         441          $       36,142
     Accounts Receivable, Net             52,228                  56,143
     Inventory                            85,647                 109,959
     Prepaid Expenses & Other             10,559                  14,630

          Total Current Assets           148,875                 216,874

Property at Cost:
     Furniture & Equipment               186,844                 185,084
Less Accumulated Depreciation           (163,423)               (158,986)

Property-Net:                             23,421                  26,098

Intangible Assets, Net:                   54,177                  60,866

          Total Assets             $     226,473          $      303,838

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31, 1996            June 30,1995
                                     (unaudited)                (note)
Current
Liabilities:

     Accounts Payable-Trade        $    223,073          $      171,428
     Accounts Payable-Affiliate         233,683                 202,831
     Note Payable                        55,000                  55,000
     Notes Payable                      120,544                 100,100
     Accrued Expenses & Other            36,073                  49,873

       Total Current Liabilities        668,373                 579,232


Stockholders' Equity:
     Common Stock,$.01 Par Value
     Authorized 10,000,000 Shares
     Issued: 3,588,094 ; 3,398,093       35,881                  35,881

     Capital Surplus                  4,771,798               4,771,798

     Accumulated Deficit -           (5,249,579)             (5,087,073)
     Less Treasury Stock,
     166 Shares;
     No Assigned Value                 --------                --------

       Total Stockholder's Equity $    (441,901)          $    (275,394)

          Total                   $     226,473           $     303,838


Note:     The balance sheet at June 30, 1995, has been taken from the audited financial statement at that date and condensed.

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended

                                    1st Qtr-FY96           1st Qtr-FY95
                                 September 30, 1995    September 30, 1994

Revenues:

  Net Sales & Other Revenues     $     335,340          $     381,112

Operating Costs & Expenses:

  Cost of Sales                        187,132                235,082
     Selling & Administrative
     Expenses                          211,375                357,112

     TOTAL OPERATING COSTS &
     EXPENSES                          398,507                592,194


Operating Income (Loss)                (63,167)              (211,082)

Other Income
     Interest Income                       148                      0
     Other Income                        1,010                      0
     Other Expense                      (9,006)                (4,838)

Income (Loss) Before Income Taxes      (71,015)              (215,920)

Provision for Income Taxes                 ---                    ---

Net Earnings (Loss)              $     (71,015)        $     (215,920)


Net Earnings (Loss) per          $       (.020)        $        (.064)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094              3,398,093

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                          Three Months Ended

                                    2nd Qtr-FY96         2nd Qtr-FY95
                                 December 31, 1995     December 31, 1994

Revenues:

   Net Sales & Other Revenues   $     335,340          $     381,112


Operating Costs & Expenses:

     Cost of Sales                    187,132                235,082
     Selling & Administrative
     Expenses                         211,375                357,112

     TOTAL OPERATING COSTS &
     EXPENSES                         398,507                592,194


Operating Income (Loss)               (63,167)              (211,082)

Other Income
       Interest Income                    148                      0
       Other Income                     1,010                      0
       Other Expense                   (9,006)                (4,838)

Income (Loss) Before Income Taxes     (71,015)              (215,920)
Provision for Income Taxes                ---                    ---

Net Earnings (Loss)               $   (71,015)          $   (215,920)

Net Earnings (Loss) per           $     (.020)          $      (.064)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           3,558,094              3,398,093

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended

                                   3rd Qtr-FY96          3rd Qtr-FY95
                                  March 31, 1996        March 31, 1995

Revenues:

   Net Sales & Other Revenues   $     335,340         $     381,112

Operating Costs & Expenses:

   Cost of Sales                      187,132               235,082
     Selling & Administrative
     Expenses                         211,375               357,112

     TOTAL OPERATING COSTS &
     EXPENSES                         398,507               592,194


Operating Income (Loss)               (63,167)             (211,082)

Other Income

     Interest Income                      148                     0
     Other Income                       1,010                     0
     Other Expense                     (9,006)               (4,838)

Income (Loss) Before Income Taxes     (71,015)             (215,920)

Provision for Income Taxes                ---                   ---

Net Earnings (Loss)               $   (71,015)          $  (215,920)

Net Earnings (Loss) per           $     (.020)          $     (.064)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           3,558,094             3,398,093

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Nine Months Ended

                                 March 31, 1996         March 31, 1995

Revenues:

   Net Sales & Other Revenues     $   335,340          $   381,112

Operating Costs & Expenses:

   Cost of Sales                      187,132              235,082
   Selling & Administrative
   Expenses                           211,375              357,112

   TOTAL OPERATING COSTS &
   EXPENSES                           398,507              592,194

Operating Income (Loss)               (63,167)            (211,082)

Other Income
     Interest Income                      148                    0
     Other Income                       1,010                    0
     Other Expense                     (9,006)              (4,838)

Income (Loss)
Before Income Taxes                   (71,015)            (215,920)

Provision for Income Taxes                ---                  ---

Net Earnings (Loss)             $     (71,015)        $   (215,920)


Net Earnings (Loss) per         $       (.020)        $      (.064)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           3,558,094            3,398,093

CDX CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(unaudited)


                                           Nine  Months Ended

                                  March 31, 1996        March 31, 1995

OPERATING ACTIVITIES:
Net (Loss)                        $  (71,015)         $  (215,920)

 Adjustments to Reconcile
 Net Loss to Net Cash Provided/
 (Used) by Operating Activities:

 Depreciation & Amortization          14,352               21,079

 Changes in Operating
 Assets & Liabilities:
     Accounts Receivable               9,637              (13,848)
     Inventory                         8,901               19,472
     Prepaid Expenses                (19,554)              (6,183)
     Accounts Payable-Trade          (87,144)              82,946
     Accounts Payable-Affiliate       45,825               61,861
     Accrued Expenses                 20,729                6,661
 Total Adjustments                    (7,254)             171,988

 Net Cash (Used for)
 Operating Activities                (78,269)             (43,932)

INVESTING ACTIVITIES:

     Purchase of Equipment              (785)
     Acquisition of Assets-Other     (36,071)              (8,786)

     Net Cash (Used for)
     Investing Activities            (36,856)              (8,786)

FINANCING ACTIVITIES:
     Short-term Borrowings            11,204               63,500
     Earn-out Payable                 98,911
     Issuance of Common Stock         47,500

     Net Cash Provided by
     Financing Activities            157,615               63,500

     Net (Decrease) in Cash
     and Cash Equivalents             42,490               10,782


Cash and Cash Equivalents,
Beginning of Period                     (83)                5,097

Cash and Cash Equivalents,
End of Period                   $    42,407           $    15,879

CDX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Management, the unaudited condensed financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1995, the results of operations for the nine months ended March 31, 1996 and March 31, 1995 and the cash flows for the nine months ended March 31, 1996 and March 31, 1995. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

2.     Inventory consists of the following at March 31, 1996 and June 30,
1995.

                                      March 31, 1996          June 30, 1995

                                                   (Unaudited)


Raw Material                          $      60,521          $      67,352

Work-in-Process                               4,290                  3,808

Finished Goods                               32,860                 35,412

          Total                       $      97,671          $     106,572

3.     Intangible assets consist of the following at March 31, 1996 and June
30, 1995.

                                      March 31, 1996          June 30, 1995

     Invention Rights, Net            $      32,500          $

     Software Development Costs              33,087                39,794

          Total                       $      65,587          $     39,794

4. Accounts Payable-Affiliate represents rent and related expenses of office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales and operating revenues for nine months ended March 31, 1996, increased by 7% over the equivalent period in the prior year. Increased sales volume is related to the addition of several new products to the Company's line of safety products.

     Cost of sales as a percentage of net sales and operating revenues was virtually unchanged compared with the same period in the prior year.

     Sales and administrative expenses in the nine months ended March 31, 1996, decreased by 39% as compared to the same period in the prior year. This is primarily due to a reduced payroll and by the assumption, during the period, of certain marketing costs associated with CPR mask under a joint venture with an affiliate.

     Sales are expected to continue to increase during the fourth quarter of FY96 due to the scheduled release of the single use CPR mask and growth in the sales of the safety products line.

Liquidity

     Working capital deficit at March 31, 1996, decreased by $77,893 from June 30, 1995. This improvement in the working capital deficit was primarily due to a decrease in short term borrowings and an increase in non-current liabilities arising from a negotiated recharacterization of $98,911 in payables stemming from new product development costs under an earn-out arrangement.

     Inventory in finished goods decreased by $2,552 during the period as prior stock was consumed to fill customer orders. Receivables decreased during the period reflecting a decrease in sales from the fourth quarter FY94.

Capital Resources

     The Company made a private placement of its restricted stock and a note in the combined amount of $50,000 during this third quarter FY95.

     The Company has entered into an agreement with Global Environmental Technology, Inc. acquiring the development, manufacturing and distribution rights to certain safety equipment for the industrial and firefighter markets. This transaction was effected with the issuance of common stock and an advance against future royalties.

     Management has not committed to any material capital expenditures for the future.

Research and Development Resources

     CDX has several products in the research and development stage. Management continues to fund the R&D of these products as needed.

PART II

OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS -

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2     CHANGES IN SECURITIES -

The Company issued 190,000 unregistered, restricted shares of its common stock during the quarter ended March 31, 1995 in connection with the acquisition of certain product lines and rights and a private placement.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES -

None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -

None

ITEM 5     OTHER INFORMATION -

None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K -

           A.  Exhibits

               Exhibit 27.  Financial Data Schedule

           B.  Reports on Form 8-K

               None

ADDITIONAL EXHIBITS -
The exhibits required to be furnished are either not applicable or the information can be clearly determined from the filed material.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDX Corporation

/S/ Philip D. Schein

_________________________________________
Philip D. Schein, President and Secretary


/s/ Harold I. Schein

_______________________________________
Harold I. Schein, Chairman of the Board, and Treasurer


Date: April 28, 1998

INDEX TO EXHIBITS

(a)  Exhibits:

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     Exhibit       No.       Document

     *             3.1       Restated Articles of Incorporation dated
                             July 3, 1985
                             (incorporated by reference to the exhibits and Registrant's report filed on Form 10-K dated September 25, 1985)

    *              3.2       Articles of Amendment dated December 4, 1987
                             to the Restated Articles of Incorporation
                             (incorporated by reference to the exhibits to Registrant's report filed on Form 10-K dated September 15, 1989)

    *              3.3       Bylaws dated July 5, 1985
                             (incorporated by reference to the exhibits
                             to Registrant's report filed on Form 10-K
                             dated September 15, 1989)
______________

    * Incorporated by reference from the issuer's Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934