Form 10-K
period 1996-06-30
CDX CORP
filed 1998-05-01
CIK 351129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ___________ to _____________


                                CDX CORPORATION
           (Exact name of Registrant as specified in its charter)

Commission file number 0-9735

          Colorado                                      84-0771180
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                       Identification No.)


           2 Charles Street                                02904
            Providence, RI                              (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code
                                (401)274-4700

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
     None                           None

Securities registered pursuant to 12(g) of the Act:
Common Stock, Par Value $.01
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

Since February of 1986, there have been no published prices of the Registrant's stock. The total number of shares held by nonaffiliates of the Registrant as of September 30, 1996 was 1,330,191.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1996

3,588,094

DOCUMENTS INCORPORATED BY REFERENCE

Document          Part of 10-K into which incorporated

None

CDX CORPORATION
1996 Annual Report on Form 10-K

Table of Contents                                                  Page #

PART I

ITEM 1 -    Business                                                   3

     A.     General                                                    3
     B.     Products And Services                                      3
     C.     Marketing And Customers                                    4
     D.     Product Development                                        4
     E.     Product Protection                                         5
     F.     Backlog                                                    5
     G.     Competition                                                5
     H.     Employees                                                  5

ITEM 2 -    PROPERTIES                                                 5

ITEM 3 -    LEGAL PROCEEDINGS                                          5

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        6

PART II

ITEM 5 -    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS                                    6

ITEM 6 -    SELECTED FINANCIAL DATA                                    6

ITEM 7 -    MANAGEMENT DISCUSSIONS AND ANALYSES OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        7

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                8

ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES                       8

PART III

ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        9

ITEM 11 -    EXECUTIVE COMPENSATION                                   10

ITEM 12 -    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 12

ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           13

PART IV

ITEM 14 -    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K    13

SIGNATURES                                                            14

PART I

Item 1.    BUSINESS

A. General

CDX Corporation is a Colorado corporation incorporated in 1978 with its corporate offices headquartered in Providence, Rhode Island.

The Business of the Company has consisted of the sale of computerized pulmonary diagnostic equipment which is used in the medical profession to test for indications of lung or congestive heart disease. Approximately 10,000 units have been sold.

In December 1994 the Company acquired Compliance Systems, a manufacturer of infection control products which provide emergency personnel with protection during trauma response situations and assist compliance with certain OSHA mandates. In FY96 the Company also introduced a new version of its Instant Response Mask (IRM) with improved features designed to protect personnel involved in administering emergency cardio-resuscitation techniques to compliment the Compliance Systems product line.

CDX also generates revenue from the sale of consumable and accessory items associated with its diagnostic equipment. In addition, the Company is developing an upgrade for its spirometers to be marketed to existing customers. The Company has an updated version of its Model 110S spirometer currently in development which incorporates the latest technology. This product will be marketed to physician offices, hospitals and industrial sites and is expected to be brought to market in 1997.

B. Products And Services

Approximately 17% of the Company's gross revenues in its most recent fiscal year was attributable to the sale of its testing machines, 59% of gross revenues was attributable to sales of consumable and accessory items and 9% of gross revenues was attributable to repairs and maintenance. Bio-hazard control products and the IRM comprised 13% of sales.

The Company's objective is to increase gross revenues with the introduction of the upgrade and upgraded version of the current spirometer and to aggressively pursue the export markets. A new version of the Instant Response Mask was released in December 1995. Although initially well received, this product has not lived up to the Company's expectations and marketing efforts and expenditures in connection with it have been greatly reduced.

The types of products which the Company currently markets are described below.

     1. Instant Response Mask
             Provides protection against the transmission of infectious pathogens during the administration of emergency resuscitation techniques such as CPR.

     2. 110S Spirometer
             Computerized pulmonary diagnostic equipment which is used in the medical profession to test for indications of lung or congestive heart disease.

     3. 110M Spirometer
             A metric version of the 110S Spirometer specifically designed for the international markets.

     4. 110MAX Spirometer
             An upscale version of the 110S Spirometer with additional features.

     5. Biosponse
             A portable bio-hazard spill kit for bloodborne pathogens which complies with OSHA regulation.

     6. Biopail
             A complete clean up and personal protection for first reponders against blood pathogens contained in a refillable two gallon pail meeting OSHA Regulations.

Additionally, the Company provides for sale of disposable and accessory items associated with its testing equipment as well as maintenance and service agreements; it also offers disposable items for the infection control markets.

C. Marketing And Customers

The Company's principal customers have historically been primary care physicians, group practices, clinic, and medical centers. Portable spirometers are typically used by internists, family physicians, and general practitioners in their offices to conduct preliminary diagnostic tests of a patients pulmonary function. Spirometers are also used extensively in industry to provide screening diagnosis, establish baselines and monitor pulmonary function in the workplace. The Company's customer base includes pulmonologists, allergists, and cardiologists who require the speed, accuracy, and flexibility of hospital-based systems in a small, light-weight, portable system.

During the year ended June 30, 1996, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

The Company currently markets its products directly to retail customers from its Rhode Island office and through medical equipment dealers and distributors, supported through a network of factory trained manufacturer's representatives. The Company supports this sales network through direct mail, advertising in clinical and trade publications, and participation in national and regional trade shows.

Relative to the IRM mask, the Company held exclusive worldwide distribution rights under terms of an agreement with Valley Forge Scientific. During FYE
6.30.96 the Company relinquished its exclusive rights and has undertaken to co-distribute the IRM with Valley Forge in return for a 10% royalty on all IRM sales by Valley Forge.

D. Product Development

The Company has undertaken a product development program with the ultimate objective of the following:

The development of products specifically targeted at the equipment needs of the physician's office. During the year ended June 30, 1996, the Company spent $8,657 on research and development.

Further, in March 1995 the Company acquired all rights to certain technology relating to the firefighting and industrial markets from Global Environmental Technologies, Inc. The Company had planned to develop prototype units and was involved in strategic discussions with several interested parties which have established presence in these markets. The Company has abandoned pursuit of this project.

E. Products Protection

The company holds a patent issued by the U.S. Patent office in 1981 for the overall structure and function of its remote pulmonary function tester known as the CDX 110. The Company's current products have protection under certain claims of this patent. The patent does not apply outside the United States.

The Company holds a federal trademark "CDX" which is used on its products. The Company uses additional trademarks related to the IRM mask.

The Company's developmental efforts on the IRM mask has resulted in a U.S. patent application. As per the terms of an agreement between the Company and Valley Forge Scientific this patent has been assigned to Valley Forge. Under the further terms of this agreement, the Company received the exclusive worldwide distribution rights for the IRM mask.

F. Backlog

The Company does not currently have any backlog of sales orders or delays of shipments due to lack of parts or supplies.

G. Competition

The market for the Company's products is characterized by rapid advancements in technology and by intense competition among a number of manufacturers and distributors. The Company believes that it competes favorably in the market; however, no assurance can be given that the Company will have the financial resources, marketing, distribution, service or support capabilities, depth of key personnel or technological expertise to compete successfully in the future.

H. Employees

As of September 30, 1996, the Company employed two full-time employees.

Item 2.    PROPERTIES

     The Company's administrative offices and manufacturing facilities consist of approximately 3,500 square feet of office, manufacturing and storage space which it leases from a related party. The Company believes that its rental costs are equal to or less than those which would be charged for comparable space on month to month basis by a third party. The facilities have been rented on a month to month basis since March 1, 1995. Rental space is available in the area, and the Company expects to be able to continue to obtain a lease for adequate space at costs comparable to its current rent.

Item 3.    LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The corporation did not submit any matter to a vote of security holders during the year ended June 30,1996.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND
           RELATED SECURITY HOLDERS MATTERS

     There is no established public trading market for the Corporation's common stock. The stock is traded over-the-counter in privately negotiated transactions between market makers and brokers. Prices are published in the pink sheets issued by the National Quotation Bureau, but sales are not systematically reported by market makers and brokers.

Holders

     Based upon the number of record holders, the approximate number of shareholders of the common stock of the Corporation as of September 30, 1996 was 809.

Dividends

     No dividends have been declared during the past fiscal years with respect to common stock.

Item 6.     SELECTED FINANCIAL DATA

                 1996         1995         1994          1993         1992

Net Sales &
Operating
Revenues         $394,043     $445,285     $514,825      $568,925     $743,310

Profit (Loss)    (206,413)     (75,028)    (259,143)     (171,709)    (419,823)

Profit (Loss)
per Common Share    (.057)       (.022)       (.076)        (.051)       (.124)

Total Assets      184,081     303, 838      248,727       288,749      400,620

Long Term
Obligations        25,000       25,000            0             0            0

Cash Dividend
Declared
per Share            0.00         0.00         0.00          0.00         0.00

Weighted average
number of
Common Shares
outstanding     3,587,927    3,587,927    3,397,927     3,397,927    3,397,927

MARKET INFORMATION

     CDX Corporation's common stock is traded over-the-counter in privately negotiated transactions between makers and brokers.


Price Range (closing bid) For fiscal year ending June 30:

                        1996                                    1995                                     1994


          Bid       Prices    Asked     Prices    Bid       Prices    Asked     Prices    Bid       Prices    Asked     Prices

Quarter   High      Low       High      Low       High      Low       High      Low       High      Low       High      Low

1st       .1562     .125      .1875     .1875     .1875     .1875     .3125     .3125     .1875     .15625    .25       .1875
2nd       .125      .125      .1875     .1875     .15625    .15625    .25       .25       .1875     .15625    .25       .1875
3rd       .125      .125      .1875     .1875     .15625    .15625    .25       .25       .25       .1875     .25       .1875
4th       .125      .125      .1875     .175      .15625    .125      .1875     .1875     .1875     .1875     .3125     .3125


These market quotations are from the National Daily Quotation Service. They reflect prices between dealers without retail mark up, mark down or commission. They do not represent actual transactions. No dividends have been declared during the past two fiscal years with respect to common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales and Operating Revenues for FY 96 decreased by $51,242 which is down approximately 12% from the previous fiscal year. This compares with a decrease of $69,500, or approximately 14%, in similar figures for FY 95 to FY 94. Cost of Sales increased by $14,539 for FY 96 compared to FY 95, with the Company sustaining an Operating Loss of $195,928. During the previous fiscal year, costs and expenses decreased by $254,460 from those of FY 94 resulting in an Operating Loss of $66,193. FY 94 also showed an Operating Loss of $251,113. Operating Losses as a percentage of Net Sales were 50%, 16% and 49% for FY 96, FY 95 and FY 94, respectively. Management plans to renew its efforts to reduce expenses and bring them into line with margins as was successfully implemented in FY95 resulting in reduction of $254,460 in Operating Costs and Expenses compared with FY 94.

     Cost of Goods Sold as a percent of Net Sales increased from 52.3% (232,924) in FY 95 to 62.7% ($247,463) in FY 96 due primarily to increased cost of raw materials and greater use of contract services. Similar costs for FY 94 to FY 95 decreased from 62.3% ($315,395) to 52.3% ($232,924) of
Revenues.

     Selling and Administrative Expenses increased overall by $63,954, to $342,508 for FY 96 from $278,554 for FY 95. As a percentage of Net Sales these figures were 86.9% and 62.6% respectively which represents a 24.5% increase in such expenses between the two years. Comparable expenses for FY 94 were 87.5% ($450,593). The increase in percentages of expenses shown in FY 96 and FY 95 reflects an increase in certain marginal advertising and the assumption of a major portion of marketing costs related to the marketing of the new IRM product.

     Interest expense for FY 96 decreased $1,358 to $10,430 for the entire year. In FY 95, interest expense increased $2,258. Interest income decreased by $248 in FY 96 from the prior year due to reduced cash levels during FY 96. FY 95 interest income of $343 represented a $343 increase from FY 94.

     Inflation has had a minimum impact upon the Revenues and Costs of the Company.

Liquidity And Capital Resources

     In fiscal year 1996, the Company's liquidity decreased by $150,440.
This compares with a decrease of $35,773 for FY 95. In FY95 this was due to favorable working capital changes related to collections on accounts receivable and increases in inventory which were offset by operating losses and increases in accounts payable in connection with marketing efforts for the IRM mask and increased borrowing from an officer. In FY96 the decrease in liquidity was the result of decreases in inventories, prepaid expenses and certain capitalized development costs offset by operating losses and increases in accounts payable, accrued expenses and short term borrowings from an officer.

     The Company expects that its current working capital position is sufficient to continue to meet operating requirements during the coming fiscal year and that it has sufficient reserves to meet some unforeseen contingencies given a continued willingness on the part of several of its officers to fund deficits with loans.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Corporation, their ages, their positions held in the Corporation and the term during which each served in such position are as follows:

DIRECTORS


                                                           Year First Elected
Name and All Positions                                     or Nominated to
Held With the Corporation           Age                    Become a Director


Harold  I. Schein                   61                     1985
Chairman of the Board,
Treasurer and Director


Philip D. Schein                    33                     1989
President, Secretary
and Director

     Officers and directors are elected on an annual basis. The present term of office for each director will expire at the next annual meeting of the Company's stockholders at such time as his successor is duly elected.

     Officers serve at the discretion of the Board of Directors.


EXECUTIVE OFFICERS

Name and All Positions                    Year First           Term of
Currently Held                            Elected to           Office
With the Corporation          Age         This Office          Expiring

Harold I. Schein (2)          61
Chairman of the Board,                    1989                 (1)
Chief Executive Officer,                  1989                 (1)
Treasurer,                                1989                 (1)
Director                                  1985                 (1)

Philip D. Schein (2)          33
President,                                1992                 (1)
Secretary,                                1989                 (1)
Director                                  1989                 (1)

(1) The executive officers serve at the pleasure of the board of directors and do not have fixed terms.

(2)    Philip D. Schein is the son of Harold I. Schein

HAROLD I. SCHEIN, 61, serves as Chairman of the Board, Chief Executive Officer, Treasurer and a Director. Mr. Schein, since January 1990, has been President of Richmond Square Capital Corporation, a Small Business Investment corporation which is licensed by the SBA. Prior to 1990, Mr. Schein served as chairman and chief executive officer of William Bloom & Son, Inc, a manufacturer of store fixtures. From March 1989 to September 1992, Mr. Schein also served as chairman of Piezo Electric Products, Inc. of Metuchen, New Jersey, a publicly owned company. He is also a developer of commercial real estate. Mr. Schein became chairman of the board of directors and treasurer of the Corporation in March 1989.

PHILIP D. SCHEIN, 33, serves as President, Secretary and a Director. Mr. Schein became secretary of the corporation in March 1989 and assumed the office of president in October 1992. Prior to this, Mr. Schein held the position of Executive Vice President of William Bloom & Son, a manufacturer of custom store fixtures, where he was in charge of sales and manufacturing. He is a 1985 graduate of Boston University.

Item 11.    EXECUTIVE COMPENSATION

     No executive officer received in excess of $100,000.

     No executive officer of the Corporation received other compensation not reported in the above cash compensation table in excess of $25,000 or 10% of the compensation reported in the above cash compensation table.

     Directors who are not regular, full-time employees may be compensated for service on the board of directors at the rate of $1,500 per director per quarter, i.e., $6,000 annually. In order to qualify for quarterly compensation, a director must attend the majority of meetings held within the quarter. No such payments have been made since 1989.

SUMMARY COMPENSATION TABLE

Annual Compensation

                                                                    Long Term

Compensation
                                                                    Awards

Securities
Name & Principal    Fiscal             Other Annual     Underlying
Position            Year     Salary    Compensation(1)  Option/SARS(#)
________________    ______   _______   ____________     ______________

Philip D. Schein    1996     $65,000                     5,000
President & CEO     1995      65,000                    15,000
                    1994      65,000                         0

Harold I. Schein    1996     $     0                    17,500
Chairman &          1995           0                         0
Treasurer           1994           0                     5,000

(1) Certain perquisites provided to each of the named executive officers totaled less than 10 percent of each officer's total salary and Stock Option Grants.

OPTION/SAR GRANTS TABLE

Option/SAR Grants in Last Fiscal Year

               Individual Grants

                                     Percent of total
                                     options/SARs
                                     granted to          Exercise or
                     Options/SARs    employees in        base price                      Grant date
Name                 Granted(#)      fiscal year         ($/sh)        Expiration Date   Value(1)
________________     ____________    ________________    ___________   _______________   ___________

Philip D. Schein      5,000          22.2                $0.25         10/98             $0

Harold I. Schein     17,500          77.8                 0.25         04/98              0

(1) Market value of underlying securities at grant date discounted by two-thirds to reflect restrictive provisions, minus exercise or base price.


                    AGGREGATED OPTION EXERCISES IN 1996
                                   AND
                            OPTION/SAR VALUES

                     Number of unexercised                     Value of unexercised in-the-money
                     options/SARs at fiscal year-end(#)        options/SARs at fiscal year end($)
Name                 Exercisable/unexercisable                 Exercisable/unexercisable
_________________    __________________________________        __________________________________

Philip D. Schein     253,333/0                                 $6,000/$0

Harold I. Schein     602,500/0                                 $9,000/$0


(1) Market value of underlying securities at FYE 6.30.96 discounted by two-thirds to reflect restrictive provisions, minus exercise or base price.

Stock Option Plan

     In November, 1987, the Shareholders of the Corporation approved an incentive stock option plan which provides that options may be granted to officers and employees, with a maximum aggregate number of 150,000 shares issuable under the plan. Shares underlying granted options are exercisable 25% on the date of grant and 25% each year thereafter on a cumulative basis. Unexercised options lapse ten years after the date of grant or expire within 90 days of termination of employment. Exercise price is fair market value of a share of common stock at date of grant. The plan has a term of ten years.

     In November 1987, the Directors of the Corporation approved a Non-Qualified Stock Option Plan for employees, consultants and directors.
The Corporation has reserved 60,000 unregistered shares of its common stock for use in this plan. During 1993, the Board of Directors reserved another 1,440,000 unregistered shares of its common stock for use in this plan. Each of the four outside directors were granted options for 15,000 shares at $.10 per share exercisable during their continuation as an employee, director or advisory member of, or consultant to the Company, and for the three year period thereafter. In addition, during 1993, the Company granted one of its directors options for 250,000 shares at $.10 per share and granted one of its consultants options for 77,800 shares at $.05 per share.

          A summary of the plans at June 30, 1996 is as follows:

                          TOTAL SHARES      SHARES AT OPTION      OPTION
                          RESERVED          OUTSTANDING           PRICE
                          ____________      ________________      _______


1987 Incentive Stock        150,000               0               n/a
Option Plan

1987 Non-Qualified
Stock Option Plan         1,500,000         310,000               $.10
                                             77,800               $.05
                                            100,000               $.25
                                             15,000               $.25
                                             22,500               $.25

     In December 1992, the Company issued 600,000 warrants for its common stock to certain of its officers and consultants in return for services. The warrants are exercisable at $.02 per share with an expiration date of December
31, 1998.   Also, in February 1995, the Company issued 75,000 warrants for its common stock to an investor in connection with a loan. The warrants are divided into three equal classes with exercise prices of $0.25, $0.375 and $0.50 respectively with all classes expiring in February 1998.


Item 12.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information as to persons other than management (see the following table) who are known to management to beneficially own more than 5% of the outstanding voting stock as of June 30, 1996.

Title        Name and Address           Amount and Nature of        Percent of
of Class     of Beneficial Owner        Beneficial Ownership        Class
________     ___________________        ____________________        __________

Common       Mendel S. Kaliff           247,223      Direct         5.6%
Stock        70 N.E. Loop 410
             No. 450
             San Antonio, TX 78216

The following table sets forth the security ownership of all directors and executive officers of the corporation as of June 30, 1995.

Title      Name of            Amount and Nature of    Percent of
of Class   Beneficial Owner   Beneficial Ownership    of Class     Position
________   ________________   ____________________    __________   ________

Common     Harold I. Schein   2,616,737 (1)           59.6%        Treasurer,
Stock                                                              Director, and
                                                                   Chairman of
                                                                   the Board

Common     Philip D. Schein     426,000 (2)            9.7%        President,
Stock                                                              Secretary,
                                                                   Director

Common     Directors and      3,042,737               69.3%
Stock      Officers as a
           Group (2 persons)
____________________________

(1) Shares subject to sole investment and voting power. Includes options and warrants granted by the corporation to purchase 585,000 shares, as to which option shares the optionee/warrantholder disclaims beneficial ownership.

(2) Shares subject to sole investment and voting power. Includes options and warrants granted by the corporation to purchase 215,000 shares, as to which option shares the optionee/warrantholder disclaims beneficial ownership.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a lease agreement on March 26, 1990 with a related party to rent its facilities in Providence, Rhode Island. Base monthly rental payments were modified to $2,500 beginning October 1995 and the lease term is five years, expiring on February 28, 1995. In May of 1996 the Company and related party modified the terms of the lease to month to month rental payments of $1,500. The Company subleases a part of this space to an unrelated party for $500 per month. The Company believes this to be at or below the rent for comparable space.

PART IV

Item 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as part of this report:

            1.     Financial Statements:

                   Opinions of independent public accountants dated
                   January 10, 1997 on the financial statements as follows:

                   Balance Sheets, June 30, 1996 and 1995.

                   Statements of Earnings for the years ended June 30, 1996, 1995 and 1994.

                   Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

                   Statements of Changes in Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.

            2.     Financial Statement Schedules:
                   All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required if the information is shown in the financial statements and notes thereto.

     (b)    Reports on form 8-K
            No reports on Form 8-K were filed.

     (c)    Exhibits

            See the Index of Exhibits immediately preceding the exhibits attached to this report. The exhibits are incorporated herein by this reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CDX CORPORATION
                              (Registrant)

                              /s/Philip D.. Schein

                              By: __________________
                              Philip D. Schein
                              President

Dated:  July 22, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date

/s/Harold I. Schein

_______________________     Chairman of the Board,           July 22, 1997
Harold I. Schein            Treasurer and Director


/s/Philip D. Schein

_______________________     President, Secretary and         July 22, 1997
Philip D. Schein            Director

INDEX TO EXHIBITS

(a)  Exhibits:

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     Exhibit       No.       Document

     *             3.1       Restated Articles of Incorporation dated
                             July 3, 1985
                             (incorporated by reference to the exhibits and Registrant's report filed on Form 10-K dated September 25, 1985)

     *             3.2       Articles of Amendment dated December 4, 1987
                             to the Restated Articles of Incorporation
                             (incorporated by reference to the exhibits to Registrant's report filed on Form 10-K dated September 15, 1989)

     *             3.3       Bylaws dated July 5, 1985
                             (incorporated by reference to the exhibits to Registrant's report filed on Form 10-K dated September 15, 1989)

     x            23.1       Consent of Counsel, Mark T. Thatcher, P.C.

     x            23.2       Consent of Cayer, Prescott, Clune & Chatellier,
                             LLP, Independent Certified Public Accountants

     x            27.0       Financial Data Schedule
______________

     * Incorporated by reference from the issuer's Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     x   Filed herewith

CDX CORPORATION

FINANCIAL STATEMENTS
YEARS ENDED
JUNE 30, 1996, 1995, and 1994

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
CDX Corporation

We have audited the balance sheets of CDX Corporation as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDX Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 13. The financial statements do not include any adjustments that might result from this uncertainty.


January 10, 1997             /s/ Cayer, Prescott, Clune & Chatellier, LLP

CDX CORPORATION

BALANCE SHEETS
JUNE 30, 1996 and 1995

ASSETS

                                                  1996            1995
                                                  ___________     __________
Current assets:
  Cash                                            $        69     $   36,142
  Accounts receivable - trade (net of allowance
  for doubtful accounts of $1,560
  in 1996 and $2,500 in 1995)                          53,177         56,143
  Inventory                                            73,587        109,959
  Prepaid expenses and other                            6,497         14,630
       Total current assets                           133,330        216,874

Property and equipment -
net of accumulated depreciation                        22,806         26,098

Other assets:
  Invention rights and deferred product
   development costs (less accumulated
   amortization of $432,298 in 1996 and
   $416,553 in 1995)                                   27,945         60,866

        TOTAL ASSETS                               $  184,081      $ 303,838


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                        $  182,659      $ 171,428
   Accounts payable - shareholder                     243,544        202,831
   Accrued interest payable                            31,302         20,951
   Accrued expenses                                    33,523         28,922
        Total current liabilities                     491,028        424,132

Other liabilities:
   Notes payable - officers                           119,859        100,100
   Notes payable                                       55,000         55,000
        Total other liabilities                       174,859        155,100

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000
   shares authorized, 3,588,093 and 3,588,093
   shares issued at June 30, 1996 and 1995             35,881         35,881
   Preferred stock, $1.00 par value; 5,000,000 shares authorized, none issued and outstanding

   Capital surplus                                  4,771,798      4,771,798
   Deficit                                         (5,289,485)    (5,083,073)
   Less treasury stock; 166 shares,
   no assigned value                               ___________    ___________
        Total stockholders' equity                   (481,806)      (275,394)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  184,081     $  303,838

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED June 30, 1996, 1995, and 1994

                                      1996          1995           1994
                                      ___________   ___________    ___________
Revenues:
  Net sales and other revenues        $   394,043   $   445,285    $   514,825
Operating costs and expenses:
  Cost of sales                           235,441       232,924        315,395
  Selling & administrative expenses       354,430       278,554        450,543
     Total operating
     costs and expenses                   589,971       511,478        765,938

Operating loss                           (195,928)      (66,193)      (251,113)

Other income (expense):
  Interest expense                        (10,430)      (11,788)        (9,530)
  Interest income                              95           343
  Loss on investment                         (150)        2,610          1,500
     Net other income                     (10,485)       (8,835)        (8,030)

Net loss                              $  (206,412)     $(75,028)     $(259,143)

Net loss per common share               $   (.057)     $  (.022)     $   (.076)

Weighted-average number of
common shares outstanding               3,587,927     3,472,094      3,397,927

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED June 30, 1996,
1995, and 1994


                                      1996           1995           1994
                                      ___________    ___________    ___________

Cash was provided by (used for):
  Operating activities:
    Net loss                          $ (206,413)    $  (75,028)    $ (259,143)
    Items in net loss not
       affecting cash:
       Depreciation and amortization      20,797         24,596         26,836
       Unrealized loss on investment
    Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable                 2,966         10,221        (13,283)
       Inventory                          36,372         (3,387)        31,773
       Prepaid expenses and other          8,134         (8,257)         1,109
       Other assets                       17,176        (39,757)       (11,510)
       Accounts payable - trade           11,231          3,007        (64,655)
       Accounts payable - shareholder     40,713         53,325        (76,518)
       Other current liabilities          14,952         14,889         14,365
       Total cash used for operations    (54,072)       (23,001)       (70,180)
                                       __________    ___________    ___________

Investing activities:
    Proceeds from sale of equipment                       2,610          1,500
    Purchase of property and equipment    (1,760)        (2,385)
       Total cash provided by
       (used for) investing activities    (1,760)           225          1,500

Financing activities:
    Cash overdraft                           (83)            83
    Issuance of capital stock                             1,901
    Additional paid-in capital                           45,600
    Proceeds from notes payable -
      officers                            22,500         15,000          5,000
    Proceeds from notes payable                          39,009         58,500
    Payments on notes payable             (2,741)       (42,509)
    Payments on leases payable
       Total cash provided by (used
       for) financing activities          19,759         58,918         63,583


Increase (decrease) in cash
during the year                          (36,073)        36,142         (5,097)

Cash balance, beginning of the year       36,142                         5,097

Cash balance, end of the year         $       69      $  36,142      $       0

Supplemental disclosures of
cash flow information:
    Cash paid during the year
    for interest                      $       79      $   2,980      $       0

SEE NOTES TO FINANCIAL STATEMENTS

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995 and 1994


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

     CDX Corporation (the Company) was incorporated in June, 1978 to engage in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession. This equipment tests for indications of lung or congestive heart disease. The Company also manufactures and sells other medical and sanitization equipment.

Invention Rights

     In 1978, the Company's two founding shareholders granted to the Company partial invention rights relating to its pulmonary function screening devices in exchange for 185,625 shares of common stock. In 1980, they granted full rights to the device in exchange for an additional 75,000 shares of common stock at a price of $1.332 per share. For financial accounting purposes, the invention rights have been recorded at an estimated fair value of $350,532 or $1.332 per share for the 260,625 shares of common stock issued, and $3,380 for legal fees pertaining to the patent application. Such value is considered appropriate based upon the substantial amount of cash invested by shareholders at $1.332 per share, other than those who were issued common stock in exchange for invention rights. Until fiscal year 1987, amortization had been provided on a straight-line basis over an estimated useful life of nineteen years. In 1987, Management reviewed the economic benefit of the invention rights and accelerated the remaining amortization over a five year period in order to represent fairly the remaining economic life of the invention rights. The entire effect of this change in estimate is reflected in the year ended June 30, 1987 and subsequent years.

     In July of 1989, the Company entered into a contract for the development of technological enhancements to its computerized pulmonary equipment. For financial accounting purposes, these enhancements have been recorded at cost, in accordance with Statement of Financial Accounting Standards No. 86. Amortization is provided on a straight-line basis over the estimated useful life of five years. Amortization began in January of 1991 with the introduction of the new Spiro-Max.

Revenue Recognition

     Revenue is recognized upon the invoicing and shipping of equipment.


Accounts Receivable

     An allowance for doubtful accounts receivable is provided equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of the existing receivables and amounted to $1,560 and $2,500 at June 30, 1996 and 1995, respectively. The Company grants credit to customers who are located throughout the United States.

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Work in process and finished goods are valued at production cost represented by materials, labor and overhead.


Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are recorded using the straight line and double declining balance methods over the estimated useful lives of the assets.

Income Taxes

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting No. 109, "Accounting for Income Taxes" (FAS 109). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for the future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The adoption of FAS 109 did not have an effect on the Company's financial statements, nor have any prior year financial statements been restated.

Per Share Data

     Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding and common stock equivalents (unless antidilutive) during the periods (3,587,927 shares at June 30, 1996 and 3,472,094 shares at June 30, 1995 and 3,397,927 shares at June 30, 1994).

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994


2.     INVENTORY

          Inventory consisted of the following at June 30:

                                                   1996        1995
                                                   ____        ____

     Finished goods                                $34,224     $ 59,228
     Raw materials                                  35,720       47,258
     Work-in-progress                                3,643        3,473

          Total                                    $73,587     $109,959

3.    PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at June 30:

                                                   1996        1995
                                                   ____        ____

     Office equipment and furniture                $65,839     $ 65,502
     Production equipment                           35,527       35,257
     Computer equipment                             69,402       68,069
     Leasehold improvements                         16,256       16,256
          Total                                    186,754      185,084
     Less: accumulated depreciation                163,948      158,986

          Net property and equipment               $22,806     $ 26,098


          Depreciation expense for the years ended June 30, 1996 and 1995 was $5,052 and $5,911, respectively.

4.    INCOME TAXES

     Due primarily to the utilization of net operating loss carryforwards, the Company has no provisions for income taxes for 1996, 1995, and 1994.


(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994

4.    INCOME TAXES (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are primarily attributable net operating loss carryforwards and tax credits. At June 30, 1996, 1995, and 1994, the Company's deferred tax assets consisted of the following:

                                        1996          1995          1994
                                        ____          ____          ____

     Deferred tax assets                $1,157,131    $1,209,251    $1,157,313
     Valuation allowance                (1,157,131)   (1,209,251)   (1,157,313)

       Net deferred tax assets
       recognized on the
       accompanying balance sheets      $        0    $        0    $        0

The components of the income tax (benefit) consisted of the following for the years ended June 30, 1996, 1995, and 1994:

                                        1996          1995          1994
                                        ____          ____          ____

     Current                            $(49,539)     $(18,007)     $(62,194)
     Deferred - using a blended
       federal and state rate of 24%           0             0             0
     Tentative tax provision (benefit)   (49,539)      (18,007)      (62,194)
     Less: valuation allowance            49,539        18,007        62,194

     Net income tax provision (benefit) $      0      $      0      $      0

     At June 30, 1996, the Company had net operating loss carryforwards of approximately $4,614,385 available to offset future income that would otherwise be subject to federal income taxes. Approximately $95,317 and $253,273 will expire in the years 2005 and 2009, respectively, if not utilized. Approximately $1,453,610, $421,786, and $458,939 of operating loss carryforwards expired in 1996, 1995, and 1994 respectively.

The Company has targeted jobs credit tax carryforwards of approximately $3,528 which will expire in 1996. The Company also has investment tax credit carryforwards of approximately $5,165 which will expire in years 1996 through 2001 and approximately $40,986 of research and development costs that will expire in years 1996 through 2001.

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized.

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994


5.    ACCRUED EXPENSES

          Accrued expenses are as follows for June 30:

                                                   1996         1995
                                                   ____         ____
     Accrued vacation                              $ 4,22       $ 2,532
     Accrued taxes                                   6,157        6,825
     Accrued payroll and commissions                 1,064
     Accrued professional and utilities             22,090       19,565

       Total                                       $33,523      $28,922

6.    NOTES PAYABLE - OFFICERS

     During 1993, an officer of the Company loaned the Company $80,100, with interest to be paid at 8%. During 1994, the same officer loaned the Company an additional $5,000 at 8% interest. No payments are expected during the next fiscal year.

     During 1995, an officer of the Company loaned the Company $15,000, with interest to be paid at 8%. No payments are expected during the next fiscal year.

     During 1996, officers of the Company loaned the Company $22,500 with interest to be paid at 9%, monthly principal and interest payments will continue to be made during the next fiscal year.

7.    NOTES PAYABLE

          At June 30, notes payable consisted of the following:

                                                       1996          1995
                                                       ____          ____

6% interest bearing note payable to a related party    $25,000       $25,000

10% interest bearing payable to investor.
Repayment is based on Company profitability             25,000        25,000

Non-interest bearing payable to investor.
Repayment is based on product sales                      5,000         5,000

       Total                                           $55,000       $55,000

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
 YEARS ENDED JUNE 30, 1996, 1995, and 1994

8.    STOCKHOLDERS' EQUITY

     In November 1987, the Shareholders of the Company approved an incentive stock option plan which provides that options may be granted to officers and employees, with a maximum aggregate number of 150,000 shares issuable under the plan. Shares underlying granted options are exercisable 25% on the date of grant and 25% each year thereafter on a cumulative basis. Unexercisable options lapse ten years after the date of grant or expire within 90 days of termination of employment. Exercise price is fair market value of a share of common stock at date of grant. The plan has a term of ten years.

     In November 1987, the Directors of the Company approved a Non-Qualified Stock Option Plan for employees, consultants and directors. The Company has reserved 60,000 unregistered shares of its common stock for use in this plan. During 1992, the Board of Directors reserved another 1,440,000 unregistered shares of its common stock for use in this plan. Each of the four outside directors were granted options for 15,000 shares at $.10 per share exercisable during their continuation as an employee, director or advisory member of, or consultant to the Company, and for the three year period thereafter. In addition, during 1993, the Company granted one of its directors options for 250,000 shares at $.10 per share and granted one of its consultants options for 77,800 shares at $.05 per share, and in 1994, the Company granted to a related party options for 100,000 shares at $.25 per share. In 1995 the Company granted to an officer of the Company a five year option to purchase 15,000 shares at $.25 per share. In 1996, the Company granted to officers of the Company five year options to purchase 22,500 shares at $.25 a share.

     In addition, in 1992, the Company issued 600,000 warrants for its common stock with an exercise price of $.02 to certain of its officers and consultants in return for forbearance and modification of certain notes and accounts payable and services. The warrants expire December 31, 1998. Further, during 1995, the Company issued 75,000 warrants for its common stock to an unrelated party in connection with a loan. The warrants are divided equally into three classes of 25,000 each designated A, B, C with exercise prices of $.25, $.375 and $.50, respectively, all of which expire in February of 1998. The Company has reserved 675,000 of its authorized common stock in connection with its warrants.

          A summary of the plans at June 30, 1996 is as follows:

                                           Total Shares  Share Options   Option
                                           Reserved      Outstanding     Price
                                           ____________  _____________   ______

     1987 Incentive Stock Option Plan        150,000       75,000        $.225

     1987 Non-Qualified Stock Option Plan  1,500,000      310,000        $.10
                                                           77,800        $.05
                                                          100,000        $.25
                                                           15,000        $.25
                                                           22,500        $.25

1992 Stock Warrants Plan                     600,000      600,000        $.02
1995 Stock Warrants Plan                      75,000       25,000        $.25
                                                           25,000        $.375
                                                           25,000        $.50

(CONTINUED)

CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994

9.    INCOME TAXES

     At June 30, 1996, the Company had various credits and net operating loss carry-forwards which may be offset against taxable income or federal income tax of future years as follows:

              Net              Targeted      Investment    Development
              Operating Loss   Jobs Credit   Tax Credit    Cost Credit
Expiration    Carry -          Carry -       Carry -       Carry -
Year          Forwards         Forwards      Forwards      Forwards
__________    ______________   ___________   __________    ___________

1996          1,453,610        $3,528        3,633         $22,549
1997            810,624                        502           2,660
1998            358,582                        237
1999            362,574                        158
2000             42,226                         34
2001            142,408                        601          15,777
2005             95,317
2006            348,949
2007            334,606
2008            207,266
2009            253,273
2010            204,950

Total        $4,614,385        $3,528        $5,244        $40,986


     Reductions in Investment Tax Credits carry-forwards are due to the reduction of benefits provided by the Tax Reform Act of 1986.

     The Company has a capital loss carryover of $80,000.

10.    LEASE AGREEMENT - RELATED PARTY

      The Company entered into a lease agreement on March 26, 1990 with a related party to rent its facilities in Providence, Rhode Island. Original base monthly rental payments total $4,594 and the lease term is five years, expiring on February 28, 1995. On September 1, 1994, the related party agreed to reduce base monthly rental to $2,500 on June 1, 1996. The lease agreement was not renewed and the Company is renting the facilities on a monthly basis.

      Minimum lease payments and rental expense charged to operations are as follows:

     Date     Minimum lease payments     Rental expense
     ____     ______________________     ______________
     1996                                $29,632
     1995     $34,188                     32,198
     1994      55,128                     58,822

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994

11.    SEGMENT INFORMATION

     Industry Segments

     Approximately 94% of the Company's business consists of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and bio-hazard control products. The Company does not operate in other industry segments. The Company has no foreign operations.

Major Customers

     The Company has sold its products primarily through an independent national distribution network. In May of 1989, management put into effect a plan to phase out the independent distributors and move towards a nationwide team of commissioned representatives. During 1991, current management has begun to restore the independent network of distribution and currently has in excess of one hundred distributors. The final market for the Company's products is the medical field, i.e. physicians, hospitals and the occupational health sector. No distributor or customer accounted for 10% or more of the Company's sales in 1996, 1995 or 1994.

12.    SUPPLEMENTARY INCOME STATEMENT INFORMATION

     For the years ended June 30, the following supplemental expense information is presented for analysis.

                                      1996       1995        1994
                                      ____       ____        ____

     Repairs and maintenance          $ 2,160    $11,485     $ 9,103
     Advertising                       67,633      8,054      51,492
     Sales and property taxes           2,355     18,917      16,782
     Provision for doubtful accounts    1,800      1,349       7,124

13.    FUTURE OPERATIONS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company suffered losses of $206,413, $75,028, and $259,143 during the years ended June 30, 1996, 1995, and 1994, respectively. In addition, the Company has a net stockholders' deficiency of $459,307 at June 30, 1996.

     The Company has been in the process of developing new and innovative products. The development of these products has taken longer than planned. The Company brought some of these products to market in 1995 which had been met with a demand for improvements and changes to the products. Management plans to develop upgrades and improvements to existing products utilizing state of the art technology and to re-market these products to a substantial existing client base. Management expects sales and profits to significantly increase when the improved products are re-marketed. Management is currently implementing a plan to reduce operating costs. Management believes that these factors will provide the opportunity for the Company to continue as a going concern.

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995, and 1994

13.    FUTURE OPERATIONS (Continued)

     While management is confident that the new products will increase cash flow and make the Company profitable, there can be no assurance that the expected magnitude of growth will be experienced. Should the Company's expectations materialize, however, additional capital will not be required in order for it to continue operations.

(CONCLUDED)

CDX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                         Shares            Capital          Accumulated       Shares            Treasury
                         Outstanding       Par Value        Surplus           Deficit           Stock             Total
                         ___________       _________        ___________       _______           ________          _____


Balance, June 30, 1993   3,397,927         $   33,980       $4,726,198        $(4,748,902)            166         $   11,276

Net Loss                                                                         (259,143)                          (259,143)

Balance, June 30, 1994   3,397,927             33,980        4,726,198         (5,008,045)            166           (247,867)

Common stock issued        190,000              1,901           45,600                                                47,501

Net loss                                                                          (75,028)                           (75,028)

Balance, June 30, 1995   3,587,927             35,881        4,771,798         (5,083,073)            166           (275,394)

Net loss                                                                         (206,412)                          (206,412)

Balance, June 30, 1996   3,587,927            $35,881       $4,771,798        $ 5,289,485             166         $ (481,806)

SEE NOTES TO FINANCIALA STATEMENTS
