Form 10-Q
period 1996-12-31
CDX CORP
filed 1998-05-01
CIK 351129

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the combined two quarterly periods ended December 31, 1996

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Two Quarters Ended                    Commission File Number
December 31, 1996                            0-9735

CDX CORPORATION
(Exact name of registrant
as specified in its charter)

COLORADO                                  84-0771180
(State of Incorporation)                  (I.R.S. Employer
                                          Identification Number)

Two Charles Street
Providence, RI                            02904
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

YES             NO   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                         SHARES OUTSTANDING AT DECEMBER 31, 1996

Common, $.01 par value        4,888,094

CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statement:

          Condensed Balance Sheets as of December 31, 1996
          and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Statements of Operations - Three months ended
          September 30, 1996 and September 30, 1995 . . . . . . . . . 4

          Condensed Statements of Operations - Three months ended
          December 31, 1996 and December 31, 1995 . . . . . . . . . . 5

          Condensed Statements of Operations - Combined six months
          ended December 31, 1996 and December 31, 1995 . . . . . . . 6

          Condensed Statements of Cash Flows - Combined six months
          ended December 31, 1996 and December 31, 1995 . . . . . . . 7

          Notes to Condensed Financial Statements . . . . . . . . . . 8


Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . 9

          Other Information . . . . . . . . . . . . . . . . . . . . . 10

CDX CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

                                   December 31, 1996         June 30,1996
                                     (unaudited)              (note)
Current Assets:
     Cash and Cash Equivalents     $       9,325          $           69
     Accounts Receivable, Net             48,467                  53,177
     Inventory                            46,199                  73,587
     Prepaid Expenses & Other              5,959                   6,497

          Total Current Assets           109,950                 133,330

Property at Cost:
     Furniture & Equipment               187,044                 186,754
Less Accumulated Depreciation           (166,432)               (163,948)

Property-Net:                             20,612                  22,806

Intangible Assets, Net:                   59,065                  27,945

          Total Assets             $     189,627          $      184,081

LIABILITIES AND STOCKHOLDERS' EQUITY

                                  December 31, 1996            June 30,1996
                                     (unaudited)                (note)
Current
Liabilities:

     Accounts Payable-Trade        $    105,085          $      182,659
     Accounts Payable-Other              98,911                  98,911
     Accounts Payable-Affiliate         261,317                 243,544
     Note Payable                        55,000                  55,000
     Notes Payable-Affiliate            193,620                 119,859
     Accrued Expenses & Other            44,762                  35,942

       Total Current Liabilities        758,695                 491,028


Stockholders' Equity:
     Common Stock,$.01 Par Value
     Authorized 10,000,000 Shares
     Issued: 4,888,094 ; 3,588,094       48,881                  35,881

     Capital Surplus                  4,771,798               4,771,798

     Accumulated Deficit -           (5,389,747)             (5,289,485)
     Less Treasury Stock,
     166 Shares;
     No Assigned Value                 --------                --------

       Total Stockholder's Equity $    (569,068)          $    (481,806)

          Total                   $     189,627           $     184,081


Note:     The balance sheet at June 30, 1996, has been taken from the audited financial statement at that date and condensed.

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended


                                 September 30, 1996    September 30, 1995

Revenues:

  Net Sales & Other Revenues     $      93,957          $      85,053

Operating Costs & Expenses:

  Cost of Sales                         32,677                 38,167
     Selling & Administrative
     Expenses                           81,909                100,331

     TOTAL OPERATING COSTS &
     EXPENSES                          114,586                138,498


Operating Income (Loss)                (20,629)               (53,445)

Other Income/(Expense)
     Interest Expense                   (3,176)                (2,377)
     Interest Income                         1                     81
     Other Income                          305                    706

Income (Loss) Before Income Taxes      (23,499)               (55,035)

Provision for Income Taxes                 ---                    ---

Net Earnings (Loss)              $     (23,499)        $      (53,035)


Net Earnings (Loss) per          $       (.007)        $        (.015)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,588,094              3,588,094

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                          Three Months Ended

                                 December 31, 1996     December 31, 1995

Revenues:

   Net Sales & Other Revenues   $      91,248          $     114,157


Operating Costs & Expenses:

     Cost of Sales                     64,191                 76,827
     Selling & Administrative
     Expenses                          89,674                 98,121

     TOTAL OPERATING COSTS &
     EXPENSES                         153,865                174,948


Operating Income (Loss)               (62,617)               (60,791)

Other Income/(Expense)
       Interest Expense                (4,364)                (2,603)
       Interest Income                      1                     12
       Other Income                     3,466                  7,274
       Other Expense                  (13,000)                  (138)

Income (Loss) Before Income Taxes     (76,514)               (56,246)
Provision for Income Taxes                ---                    ---

Net Earnings (Loss)               $   (76,764)          $    (56,246)

Net Earnings (Loss) per           $     (.016)          $      (.016)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           4,888,094              3,588,094

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                       Combined Six Months Ended

                                December 31, 1996      December 31, 1995

Revenues:

   Net Sales & Other Revenues   $     185,205         $     199,210

Operating Costs & Expenses:

   Cost of Sales                       96,867               114,993
     Selling & Administrative
     Expenses                         171,583               198,452

     TOTAL OPERATING COSTS &
     EXPENSES                         268,450               313,445


Operating Income (Loss)               (83,245)             (114,235)

Other Income/(Expense)

     Interest Expense                  (7,541)               (4,980)
     Interest Income                        2                    94
     Other Income                       3,772                 7,979
     Other Expense                    (13,000)                 (138)

Income (Loss) Before Income Taxes    (100,012)             (111,280)

Provision for Income Taxes                ---                   ---

Net Earnings (Loss)               $  (100,262)          $  (111,280)

Net Earnings (Loss) per           $     (.021)          $     (.031)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           4,888,094             3,588,094

CDX CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(unaudited)


                                          Six  Months Ended

                               December 31, 1996     December 31, 1995

OPERATING ACTIVITIES:
Net (Loss)                        $ (100,262)         $  (111,280)

 Adjustments to Reconcile
 Net Loss to Net Cash Provided/
 (Used) by Operating Activities:

 Depreciation & Amortization           6,600                5,360

 Changes in Operating
 Assets & Liabilities:
     Accounts Receivable               4,710               10,585
     Inventory                        27,388               11,905
     Prepaid Expenses                    539              (9,875)
     Accounts Payable-Trade           (7,596)              11,348
     Accounts Payable-Affiliate       17,822               22,536
     Accrued Expenses                  8,820               11,785
 Total Adjustments                    58,283               63,644

 Net Cash (Used for)
 Operating Activities                (41,979)             (47,636)

INVESTING ACTIVITIES:

     Purchase of Equipment              (290)
     Acquisition of Assets-Other     (35,236)                   0

     Net Cash (Used for)
     Investing Activities            (35,526)                   0

FINANCING ACTIVITIES:
     Short-term Borrowings            73,761               13,858
     Issuance of Common Stock         13,000

     Net Cash Provided by
     Financing Activities             86,761               13,858

     Net (Decrease) in Cash
     and Cash Equivalents              9,256              (35,418)


Cash and Cash Equivalents,
Beginning of Period                      69                36,142

Cash and Cash Equivalents,
End of Period                   $     9,325          $        724

CDX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Management, the unaudited condensed financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months ended September 30, 1996 and September 30, 1995, the results of operations for the three month period ended December 31, 1996 and December 31, 1995 and the results of operations for the combined six months ended December 31, 1996 and December 31, 1995 and the cash flows for the six months ended December 31, 1996 and December 31, 1995. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.     Inventory consists of the following at December 31, 1996 and June 30,
1996.

                                    December 31, 1996          June 30, 1996

                                                   (Unaudited)


Raw Material                          $      28,227          $      35,720

Work-in-Process                               3,188                  3,643

Finished Goods                               14,784                 34,224

          Total                       $      46,199          $      73,587

3. Intangible assets consist of the following at December 31, 1996 and June 30, 1996.

                                    December 31, 1996          June 30, 1996

     Invention Rights, Net            $      19,498          $     22,750

     Software Development Costs              39,567                 5,195

          Total                       $      59,065          $     27,945

4. Accounts Payable-Affiliate represents rent and related expenses of office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales and operating revenues for six months ended December 31, 1996, decreased by 7% over the equivalent period in the prior year.
The decreased sales volume is related to the discontinuance of several products in the Company's line of spirometry products.

     Cost of sales as a percentage of net sales and operating revenues decreased by 5.5% from 57.7% to 52.2% compared with the same period in the prior year.

     Sales and administrative expenses in the six months ended December 31, 1996, decreased by 13.5% or $26,869 as compared to the same period in the prior year. This is primarily due to a reduced payroll and the elimination of trade journal advertising associated with CPR mask.

     Sales are expected to remain constant during the third quarter of FY97 or increase slightly based on certain export orders pending.

Liquidity

     Working capital deficit at December 31, 1996, increased by $116,188 from June 30, 1996. This increase in the working capital deficit was primarily due to an increase in short term borrowings and an increase in non-current assets arising from new product development costs.

     Inventory in finished goods decreased by $19,440 during the period as prior stock was consumed to fill customer orders. Receivables decreased $4,978 during the period reflecting a decrease in sales from the fourth quarter FY96.

Capital Resources

     During the second quarter FY97 ended December 31, 1996, the Company made a private placement of its note in the amount of $75,000 to one of its officers.

     Also, the Company issued 1,300,000 shares of common stock to several of its officers and affiliates as compensation for services, as consideration for forbearance regarding certain notes payable and as inducement for making several unsecured loans to the

Company.  The shares are restricted and were recorded at par.

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

ITEM 2     CHANGES IN SECURITIES -

The Company issued 1,300,000 unregistered, restricted shares of its common stock to several of its officers and affiliates all of which are noteholders of the Company's obligations, during the quarter ended December 31, 1996 in return for their agreements to forbear collection and declaration of default under the terms and for services.

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


Date: April 30, 1998

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