Form 10-Q
period 1997-03-31
CDX CORP
filed 1998-05-04
CIK 351129

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the third quarterly period ended March 31, 1997

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Quarter Ended                            Commission File Number
March 31, 1997                               0-9735

CDX CORPORATION
(Exact name of registrant
as specified in its charter)

COLORADO                                  84-0771180
(State of Incorporation)                  (I.R.S. Employer
                                          Identification Number)

Two Charles Street
Providence, RI                            02904
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

CLASS                         SHARES OUTSTANDING AT MARCH 31, 1997

Common, $.01 par value        4,888,094

CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statement:

          Condensed Balance Sheets as of March 31, 1997
          and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Statements of Operations - Three months ended
          March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . 4

          Condensed Statements of Operations - Nine months ended
          March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . 5

          Condensed Statements of Cash Flows - Nine months
          ended March 31, 1997 and March 31, 1996 . . . . . . . . . . 6

          Notes to Condensed Financial Statements . . . . . . . . . . 7


Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . 8

          Other Information . . . . . . . . . . . . . . . . . . . . . 9

CDX CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

                                    March 31, 1997         June 30,1996
                                     (unaudited)              (note)
Current Assets:
     Cash and Cash Equivalents     $      24,832          $           69
     Accounts Receivable, Net             38,143                  53,177
     Inventory                            57,534                  73,587
     Prepaid Expenses & Other              9,855                   6,497

          Total Current Assets           130,364                 133,330

Property at Cost:
     Furniture & Equipment               187,436                 186,754
Less Accumulated Depreciation           (167,674)               (163,948)

Property-Net:                             19,762                  22,806

Intangible Assets, Net:                   63,247                  27,945

          Total Assets             $     213,373          $      184,081

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31, 1997            June 30,1996
                                     (unaudited)                (note)
Current
Liabilities:

     Accounts Payable-Trade        $    198,138          $      182,659
     Accounts Payable-Affiliate         265,817                 243,544
     Note Payable                        55,000                  55,000
     Notes Payable-Officers             207,523                 119,859
     Accrued Expenses & Other            50,726                  64,826

       Total Current Liabilities        777,204                 491,028


Stockholders' Equity:
     Common Stock,$.01 Par Value
     Authorized 10,000,000 Shares
     Issued: 3,588,094 ; 3,398,093       48,881                  35,881

     Capital Surplus                  4,771,798               4,771,798

     Accumulated Deficit -           (5,384,510)             (5,289,485)
     Less Treasury Stock,
     166 Shares;
     No Assigned Value                 --------                --------

       Total Stockholder's Equity $    (563,831)          $    (481,806)

          Total                   $     213,373           $     184,081


Note:     The balance sheet at June 30, 1996, has been taken from the audited financial statement at that date and condensed.

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended


                                   March 31, 1997       March 31, 1996

Revenues:

  Net Sales & Other Revenues     $     122,698          $      87,351

Operating Costs & Expenses:

  Cost of Sales                         58,202                 49,285
     Selling & Administrative
     Expenses                           59,859                 91,660

     TOTAL OPERATING COSTS &
     EXPENSES                          118,061                140,945


Operating Income (Loss)                  4,637               (53,594)

Other Income/(Expense)
     Interest Expense                    3,060                  2,520
     Interest Income                         1                      1
     Other Income                        3,659                    886
     Other Expense                           0                      0

Income (Loss) Before Income Taxes        5,237               (55,227)

Provision for Income Taxes                 ---                    ---

Net Earnings (Loss)              $      (5,237)        $      (55,227)


Net Earnings (Loss) per          $       (.001)        $        (.015)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            4,888,094              3,588,093

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                          Three Months Ended

                                   March 31, 1997     March 31, 1996

Revenues:

   Net Sales & Other Revenues   $     307,903          $     286,561


Operating Costs & Expenses:

     Cost of Sales                    155,069                164,278
     Selling & Administrative
     Expenses                         231,442                290,112

     TOTAL OPERATING COSTS &
     EXPENSES                         386,511                454,390


Operating Income (Loss)               (78,608)              (167,829)

Other Income/(Expense)
       Interest Expense                10,601                  7,500
       Interest Income                      2                     94
       Other Income                         0                  8,866
       Other Expense                   (5,569)                  (138)

Income (Loss) Before Income Taxes     (94,776)              (166,507)
Provision for Income Taxes                ---                    ---

Net Earnings (Loss)               $   (94,776)          $   (166,507)

Net Earnings (Loss) per           $     (.019)          $      (.046)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           4,888,094              3,598,093

CDX CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(unaudited)


                                          Nine  Months Ended

                                 March 31, 1997       March 31, 1996

OPERATING ACTIVITIES:
Net (Loss)                        $  (95,025)         $  (166,507)

 Adjustments to Reconcile
 Net Loss to Net Cash Provided/
 (Used) by Operating Activities:

 Depreciation & Amortization           9,900               17,298

 Changes in Operating
 Assets & Liabilities:
     Accounts Receivable              15,034                3,915
     Inventory                        16,053               24,312
     Prepaid Expenses                 (2,558)               4,871
     Accounts Payable-Trade           15,479               51,645
     Accounts Payable-Affiliate       22,273               30,852
     Accrued Expenses                (14,099)             (13,800)
 Total Adjustments                    62,082              119,093

 Net Cash (Used for)
 Operating Activities                (32,943)             (47,414)

INVESTING ACTIVITIES:

     Purchase of Equipment              (682)              (1,760)
     Acquisition of Assets-Other     (42,276)              (6,972)

     Net Cash (Used for)
     Investing Activities            (42,958)              (8,732)

FINANCING ACTIVITIES:
     Short-term Borrowings            87,664               20,445
     Issuance of Common Stock         13,000

     Net Cash Provided by
     Financing Activities            100,664               20,445

     Net (Decrease) in Cash
     and Cash Equivalents             24,763              (35,701)


Cash and Cash Equivalents,
Beginning of Period                     (69)               36,142

Cash and Cash Equivalents,
End of Period                   $    24,832          $        441

CDX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Management, the unaudited condensed financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and March 31, 1996, and the nine months ended March 31, 1997 and March 31, 1996 and the cash flows for the nine months ended March 31, 1997 and March 31, 1996. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.     Inventory consists of the following at March 31, 1997 and June 30,
1996.

                                      March 31, 1997          June 30, 1996

                                      (Unaudited)


Raw Material                          $      29,886          $      35,720

Work-in-Process                                 353                  3,643

Finished Goods                               27,315                 34,224

          Total                       $      57,534          $      73,587

3. Intangible assets consist of the following at March 31, 1997 and June 30, 1996.

                                      March 31, 1997          June 30, 1996

     Invention Rights, Net            $      17,872          $     22,750

     Software Development Costs              45,375                 5,195

          Total                       $      63,274          $     27,945

4. Accounts Payable-Affiliate represents rent and related expenses of office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company had net earnings of $5,237 for the three months ended March 31, 1997 compared with a net loss of ($55,227) for the comparable period in the prior year.

     Net sales and operating revenues for three months ended March 31, 1997, increased by 40% or $35,347, over the equivalent period in the prior year. Increased sales volume is related primarily to greater export sales of disposable products and new customers.

     Cost of sales as a percentage of net sales and operating revenues decreased by 9% from 56% to 47% reflecting a greater portion of sales in the disposable supplies category compared with the same period in the prior year.

     Sales and administrative expenses in the three months ended March 31, 1997, decreased by 56% as compared to the same period in the prior year. This is primarily due to a curtailment during the period of marketing and advertising expenses associated with its CPR mask and a reduction in payments to several outside sales consultants.

     Sales are expected to level off or reduce slightly during the fourth quarter FY97 due to a decline in export orders. The Company expects sales of spirometers to increase upon release of its new model scheduled for release during FY98.

Liquidity

     Working capital deficit at March 31, 1997 increased by $115,083 from June 30, 1996. This increase in the working capital deficit was primarily due to an increase in short term borrowings from several officers and an increase in non-current assets arising from investment in new product development.

     Inventory in finished goods and parts and materials decreased by $12,743 during the period as prior stock was consumed to fill customer orders. Receivables decreased during the period by $15,034 reflecting an increase in collection activities from the second quarter FY97.

Capital Resources

     The Company made a private placement of a note in the amount of $15,000 to an officer during this third quarter FY97.

     Management has committed approximately $100,000 to capital expenditures relating to the development of its new spirometer and the marketing of that unit

Research and Development Resources

     CDX has a new spirometer in the advanced development stage.
Management continues to fund the R&D efforts in connection with this product as needed.

PART II

OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS -

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2     CHANGES IN SECURITIES -

None

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


Date: May 1, 1998

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