Form 10-K
period 1997-06-30
CDX CORP
filed 1998-06-05
CIK 351129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1997

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

Since February of 1986, there have been no published prices of the Registrant's stock. The total number of shares held by nonaffiliates of the Registrant as of September 30, 1997 was 1,330,191.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1997

4,887,927

DOCUMENTS INCORPORATED BY REFERENCE
Document          Part of 10-K into which incorporated

None

CDX CORPORATION
1997 Annual Report on Form 10-K

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

CDX also generates revenue from the sale of consumable and accessory items associated with its diagnostic equipment. In addition, the Company has developed an upgrade for its spirometers marketed to existing customers. The Company has an updated version of its Model 110S spirometer currently which incorporates the latest technology. This product is marketed to physician offices, hospitals and industrial sites.

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

During the year ended June 30, 1997, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

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

H. Employees

As of June 30, 1997, the Company employed two full-time employees.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The corporation did not submit any matter to a vote of security holders during the year ended June 30, 1997.

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

Holders

     Based upon the number of record holders, the approximate number of shareholders of the common stock of the Corporation as of June 30, 1997 was 809.

Dividends

     No dividends have been declared during the past fiscal years with respect to common stock.

Item 6.     SELECTED FINANCIAL DATA

                     1997          1996         1995         1994          1993

Net Sales &
Operating
Revenues             $379,608      $394,043     $445,285     $514,825      $568,925

Profit (Loss)       $(122,372)     (206,413)     (75,028)    (259,143)     (171,709)

Profit (Loss)
per Common Share        (.028)        (.057)       (.022)       (.076)        (.051)

Total Assets          185,918       184,081     303, 838      248,727       288,749

Long Term
Obligations            25,000        25,000       25,000            0             0

Cash Dividend
Declared
per Share                0.00          0.00         0.00         0.00          0.00

Weighted average
number of
Common Shares
outstanding         4,339,434     3,587,927    3,472,094    3,397,927     3,397,927


MARKET INFORMATION

     CDX Corporation's common stock is traded over-the-counter in privately negotiated transactions between makers and brokers.


Price Range (closing bid) For fiscal year ending June 30:

                        1997                                    1996                                     1995


          Bid       Prices    Asked     Prices    Bid       Prices    Asked     Prices    Bid       Prices    Asked     Prices
Quarter   High      Low       High      Low       High      Low       High      Low       High      Low       High      Low

1st       .1562     .125      .1875     .1875     .1875     .1875     .3125     .3125     .1875     .15625    .25       .1875
2nd       .125      .125      .1875     .1875     .15625    .15625    .25       .25       .1875     .15625    .25       .1875
3rd       .125      .125      .1875     .1875     .15625    .15625    .25       .25       .25       .1875     .25       .1875
4th       .125      .125      .1875     .175      .15625    .125      .1875     .1875     .1875     .1875     .3125     .3125


These market quotations are from the National Daily Quotation Service. They reflect prices between dealers without retail mark up, mark down or commission. They do not represent actual transactions. No dividends have been declared during the past two fiscal years with respect to common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales and Operating Revenues for FY 97 decreased by $14,402 which is down approximately 4% from the previous fiscal year. This compares with a decrease of $51,242, or approximately 12%, in similar figures for FY 96 to FY 95. Cost of Sales decreased by $47,648 for FY 97 compared to FY 96, with the Company sustaining an Operating Loss of $104,327. During the previous fiscal year, costs and expenses increased by $78,439 from those of FY 95 resulting in an Operating Loss of $195,928. FY 95 also showed an Operating Loss of $66,193. Operating Losses as a percentage of Net Sales were 27.5%, 49.7% and 14.9% for FY 97, FY 96 and FY 95, respectively. Management plans to renew its efforts to reduce expenses and bring them into line with margins as was successfully implemented in FY95 resulting in reduction of $254,460 in Operating Costs and Expenses compared with FY 94.

     Cost of Goods Sold as a percent of Net Sales decreased from 59.8% (235,441) in FY 96 to 49.5% ($187,793) in FY 97 due primarily to decreased cost of raw materials and greater use of contract services. Similar costs for FY 95 to FY 96 increased from 52.3% ($232,924) to 62.7% ($247,463) of
Revenues.

     Selling and Administrative Expenses decreased overall by $58,388, to $296,142 for FY 97 from $354,430 for FY 96. As a percentage of Net Sales these figures were 78.0% and 90.0% respectively which represents a 12.0% decrease in such expenses between the two years. Comparable expenses for FY 95 were 62.6% ($278,554). The decrease in percentages of expenses shown in FY 97 and FY 96 reflects a decrease in certain marginal advertising.

     Interest expense for FY 97 increased $7,635 to $18,065 for the entire year. In FY 96, interest expense decreased $1,358. Interest income decreased by $75 in FY 97 from the prior year due to reduced cash levels during FY 97. FY 96 interest income of $95 represented a $248 decrease from FY 95.

     Inflation has had a minimum impact upon the Revenues and Costs of the Company.

Liquidity And Capital Resources

     In fiscal year 1997, the Company's liquidity remained constant.
This compares with a decrease of $150,440 for FY 96. In FY96 this was due to favorable working capital changes related to collections on accounts receivable and increases in inventory which were offset by operating losses and increases in accounts payable in connection with marketing efforts for the IRM mask and increased borrowing from an officer. In FY97 the stabilizing liquidity was the result of consistency in inventories, prepaid expenses and certain capitalized development costs offset by operating losses and consistency in accounts payable, accrued expenses and short term borrowings from an officer.

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

SUMMARY COMPENSATION TABLE
Annual Compensation

                                                                    Long Term
                                                                    Compensation
                                                                    Awards

Securities
Name & Principal    Fiscal             Other Annual     Underlying
Position            Year     Salary    Compensation(1)  Option/SARS(#)
________________    ______   _______   ____________     ______________

Philip D. Schein    1997     $65,000                     5,000
President & CEO     1996      65,000                    15,000
                    1995      65,000                         0

Harold I. Schein    1997     $     0                    17,500
Chairman &          1996           0                         0
Treasurer           1995           0                     5,000

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


                    AGGREGATED OPTION EXERCISES IN 1997
                                   AND
                            OPTION/SAR VALUES

                     Number of unexercised                     Value of unexercised in-the-money
                     options/SARs at fiscal year-end(#)        options/SARs at fiscal year end($)
Name                 Exercisable/unexercisable                 Exercisable/unexercisable
_________________    __________________________________        __________________________________

Philip D. Schein     253,333/0                                 $6,000/$0

Harold I. Schein     602,500/0                                 $9,000/$0


(1) Market value of underlying securities at FYE 6.30.97 discounted by two-thirds to reflect restrictive provisions, minus exercise or base price.

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

          A summary of the plans at June 30, 1997 is as follows:

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


Item 12.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information as to persons other than management (see the following table) who are known to management to beneficially own more than 5% of the outstanding voting stock as of June 30, 1997.

Title        Name and Address           Amount and Nature of        Percent of
of Class     of Beneficial Owner        Beneficial Ownership        Class
________     ___________________        ____________________        __________

Common       Mendel S. Kaliff           247,223      Direct         5.6%
Stock        70 N.E. Loop 410
             No. 450
             San Antonio, TX 78216

The following table sets forth the security ownership of all directors and executive officers of the corporation as of June 30, 1997.

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

PART IV

Item 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as part of this report:

            1.     Financial Statements:

                   Opinions of independent public accountants dated
                   May 27, 1998 on the financial statements as follows:

                   Balance Sheets, June 30, 1997 and 1996.

                   Statements of Earnings for the years ended June 30, 1997, 1996 and 1995.

                   Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

                   Statements of Changes in Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995.

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

Dated:  May 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date

/s/Harold I. Schein

_______________________     Chairman of the Board,           May 31, 1998
Harold I. Schein            Treasurer and Director


/s/Philip D. Schein

_______________________     President, Secretary and         May 31, 1998
Philip D. Schein            Director

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

CDX CORPORATION

FINANCIAL STATEMENTS
YEARS ENDED
JUNE 30, 1997, 1996, and 1995

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
CDX Corporation

We have audited the balance sheets of CDX Corporation as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDX Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

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


May 27, 1998             /s/ Cayer, Prescott, Clune & Chatellier, LLP

CDX CORPORATION

BALANCE SHEETS
JUNE 30, 1997 and 1996

ASSETS

                                                  1997            1996
                                                  ___________     __________
Current assets:
  Cash                                            $     1,305     $       69
  Accounts receivable - trade (net of allowance
  for doubtful accounts of $2,010
  in 1997 and $1,560 in 1996)                          39,488         53,177
  Inventory                                            46,555         73,587
  Prepaid expenses and other                           17,473          6,497
       Total current assets                           104,821        133,330

Property and equipment -
net of accumulated depreciation                        20,228         22,806

Other assets:
  Invention rights and deferred product
   development costs (less accumulated
   amortization of $435,340 in 1997 and
   $432,298 in 1996)                                   60,869         27,945

        TOTAL ASSETS                               $  185,918      $ 184,081


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                        $  159,617      $ 182,659
   Accounts payable - shareholder                     270,500        243,544
   Accrued interest payable                            48,816         31,302
   Accrued expenses                                    36,458         33,523
        Total current liabilities                     515,391        491,028

Other liabilities:
   Notes payable - officers                           206,705        119,859
   Notes payable                                       55,000         55,000
        Total other liabilities                       261,705        174,859

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000
   shares authorized, 4,888,093 and 3,588,093
   shares issued at June 30, 1997 and 1996             48,881         35,881
   Capital surplus                                  4,771,798      4,771,798
   Deficit                                         (5,411,857)    (5,289,485)
   Less treasury stock; 166 shares,
   no assigned value                               ___________    ___________
        Total stockholders' equity                   (591,178)      (481,806)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  185,918     $  184,081

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED June 30, 1997, 1996, and 1995

                                      1997          1996           1995
                                      ___________   ___________    ___________
Revenues:
  Net sales and other revenues        $  379,608    $   394,043    $   445,285
Operating costs and expenses:
  Cost of sales                          187,793        235,441        232,924
  Selling & administrative expenses      296,142        354,430        278,554
     Total operating
     costs and expenses                  483,935        589,971        511,478

Operating loss                          (104,327)      (195,928)       (66,193)

Other income (expense):
  Interest expense                       (18,065)       (10,430)       (11,788)
  Interest income                             20             95            343
  Loss on investment                                       (150)         2,610
     Net other expense                   (18,045)       (10,485)        (8,835)

Net loss                              $ (122,372)      (206,412)    $  (75,028)

Net loss per common share             $    (.028)   $     (.057)    $    (.022)

Weighted-average number of
common shares outstanding              4,339,434      3,587,927      3,472,094

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                                              Shares
                                  Shares         Par            Capital        Accumulated    Treasury
                                  Outstanding    Value          Surplus        Deficit        Stock          Total
                                  ___________    __________     ___________    ____________   ________       ___________
Balance, June 30, 1995            3,588,093      $   35,881     $ 4,771,798    $(5,083,072)   166            $ (275,393)

Net Loss                                                                          (206,413)                    (206,413)

Balance, June 30, 1996            3,588,093          35,881       4,771,798     (5,289,485)   166              (481,806)

Common Stock Issued               1,300,000          13,000                                                      13,000

Net Loss                                                                          (122,372)                    (122,372)

Balance, June 30, 1997            4,888,093      $   48,881     $ 4,771,798    $ 5,411,857    166            $ (591,178)

SEE NOTES TO FINANCIAL STATEMENTS


CDX CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED June 30, 1997,
1996, and 1995


                                       1997           1996           1995
                                       ___________    ___________    ___________

Cash was provided by (used for):
  Operating activities:
    Net loss                           $  (122,372)   $ (206,413)    $  (75,028)
    Items in net loss not
       affecting cash:
       Depreciation and amortization        10,321        20,797         24,596
       Stock Based Compensation             13,000
    Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable                  13,689         2,966         10,221
       Inventory                            27,032        36,372         (3,387)
       Prepaid expenses and other          (10,976)        8,134         (8,257)
       Other assets                        (39,424)       17,176        (39,757)
       Accounts payable - trade            (23,042)       11,231          3,007
       Accounts payable - shareholder       26,956        40,713         53,325
       Other current liabilities            20,449        14,952         14,889
       Total cash used for operations      (84,367)      (54,072)       (23,001)
                                         __________    __________     _________

Investing activities:
    Purchase of property and equipment      (1,243)       (1,760)        (2,385)
       Total cash provided by
       (used for) investing activities      (1,243)       (1,760)           225

Financing activities:
    Cash overdraft                                                         (83)
    Issuance of capital stock                                             1,901
    Additional paid-in capital                                           45,600
    Proceeds from notes payable -
      officers                              90,000        22,500         15,000
    Proceeds from notes payable                                          39,009
    Payments on notes payable               (3,154)       (2,741)       (42,509)
       Total cash provided by (used
       for) financing activities            86,846        19,759         58,918

Increase (decrease) in cash
during the year                              1,236       (36,073)        36,142

Cash balance, beginning of the year             69        36,142

Cash balance, end of the year         $      1,305     $      69      $  36,142

Supplemental disclosures of
cash flow information:
    Cash paid during the year
    for interest                      $        551     $      79      $   2,980

SEE NOTES TO FINANCIAL STATEMENTS


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 and 1995


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

Accounts Receivable

     An allowance for doubtful accounts receivable is provided equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of the existing receivables and amounted to $2,010 and $1,560 at June 30, 1997 and 1996, respectively. The
Company grants credit to customers who are located throughout the United
States.

(CONTINUED)


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, and 1995

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

Per Share Data

     Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding and common stock equivalents (unless antidilutive) during the periods (4,888,093 shares at June 30, 1997 and 3,588,093 shares at June 30, 1996 and 3,588,093 shares at June 30, 1995).

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

(CONTINUED)


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, and 1995

2.     INVENTORY

          Inventory consisted of the following at June 30:

                                                   1997        1996
                                                   ____        ____

     Finished goods                                $27,557       34,224
     Raw materials                                  17,229       35,720
     Work-in-progress                                1,769        3,643

          Total                                    $46,555      $73,587

3.    PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at June 30:

                                                   1997        1996
                                                   ____        ____
     Office equipment and furniture                $66,400     $ 65,839
     Production equipment                           35,257       35,257
     Computer equipment                             70,084       69,402
     Leasehold improvements                         16,256       16,256
          Total                                    187,997      186,754
     Less: accumulated depreciation                167,769      163,948

          Net property and equipment               $20,228     $ 22,806

          Depreciation expense for the years ended June 30, 1997 and 1996 was $3,821 and $5,052, respectively.

4.    INCOME TAXES

     Due primarily to the utilization of net operating loss carryforwards, the Company has no provisions for income taxes for 1997, 1996, and 1995.

(CONTINUED)


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, and 1995

4.    INCOME TAXES (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are primarily attributable net operating loss carryforwards and tax credits. At June 30, 1997, 1996, and 1995, the Company's deferred tax assets consisted of the following:

                                        1997          1996          1995
                                        ____          ____          ____

     Deferred tax assets                $ 807,423    $1,157,131    $1,209,251
     Valuation allowance                 (807,423)   (1,157,131)   (1,209,251)

       Net deferred tax assets
       recognized on the
       accompanying balance sheets      $       0    $        0    $        0

The components of the income tax (benefit) consisted of the following for the years ended June 30, 1997, 1996, and 1995:

                                        1997          1996          1995
                                        ____          ____          ____

     Current                            $(28,868)     $(49,539)     $(18,007)
     Deferred - using a blended
       federal and state rate of 24%           0             0             0
     Tentative tax provision (benefit)   (28,868)      (49,539)      (18,007)
     Less: valuation allowance            28,868        49,539        18,007

     Net income tax provision (benefit) $      0      $      0      $      0

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $3,281,059 available to offset future income that would otherwise be subject to federal income taxes. Net operating loss carry-forwards in the amounts of $810,624, $1,453,610 and $421,786 will expire in 1997, 1996, and 1995 respectively.

The Company has investment tax credit carryforwards of approximately
$1,532 which will expire in years 1997 through 2001 and approximately
$18,437 of research and development costs that will expire in years 1997 through 2001.

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized.

(CONTINUED)


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, and 1995

4.    INCOME TAXES

     At June 30, 1996, the Company had various credits and net operating loss carry-forwards which may be offset against taxable income or federal income tax of future years as follows:

              Net              Investment    Development
              Operating Loss   Tax Credit    Cost Credit
Expiration    Carry -          Carry -       Carry -
Year          Forwards         Forwards      Forwards
__________    ______________   ___________   __________

1997-98          810,624              502         2,660
1998-99          358,582              237
1999-00          362,574              158
2000-01           42,226               34
2001-02          142,408              601        15,777
2005-06           95,317
2006-07          348,949
2007-08          334,606
2008-09          207,266
2009-10          253,273
2010-11          204,950
2011-12          120,284

Total         $3,281,059        $   1,532    $   18,437


     Reductions in Investment Tax Credits carry-forwards are due to the reduction of benefits provided by the Tax Reform Act of 1986.

     The Company has a capital loss carryover of $80,000.

5.    ACCRUED EXPENSES

          Accrued expenses are as follows for June 30:

                                                   1997         1996
                                                   _______      _______
     Accrued vacation                              $ 5,394      $ 4,212
     Accrued taxes                                   1,814        6,157
     Accrued payroll and commissions                              1,064
     Accrued professional and utilities             29,250       22,090

       Total                                       $36,458      $33,523

(CONTINUED)


CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995

6.    NOTES PAYABLE - OFFICERS

     During 1993, an officer of the Company loaned the Company $80,100, with interest to be paid at 8%. During 1994, the same officer loaned the Company an additional $5,000 at 8% interest. No payments are expected during the next fiscal year per a forbearance agreement on December 2, 1996.

     During 1995, an officer of the Company loaned the Company $15,000, with interest to be paid at 8%. No payments are expected during the next fiscal year.

     During 1996, officers of the Company loaned the Company $22,500 with interest to be paid at 9%, monthly principal and interest payments will continue to be made during the next fiscal year.

     During 1997, an officer of the Company loaned the Company $75,000, with interest to be paid at 9%, monthly principal and interest payments will continue to be made during the next fiscal year. Another officer of the Company loaned the Company $15,000 with interest to be paid at 13.99%, monthly principal and interest payments will continue to be made during the next fiscal year.

7.    NOTES PAYABLE

          At June 30, notes payable consisted of the following:

                                                       1997          1996
                                                       _______       _______

6% interest bearing note payable to a related party    $25,000       $25,000

10% interest bearing note payable to a
related party.
                                                        25,000        25,000

Non-interest bearing payable to investor.
Repayment is based on product sales                      5,000         5,000

       Total                                           $55,000       $55,000

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

(CONTINUED)


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, and 1995

8.     STOCKHOLDERS' EQUITY (Continued)

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

     In December 1996, the Directors of the Company issued 1,300,000 shares of authorized common stock at $.01 per share to officers of the Company and a related party for services.

          A summary of the plans at June 30, 1997 is as follows:

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

(CONTINUED)


CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, and 1995


9.    LEASE AGREEMENT - RELATED PARTY

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

      Minimum lease payments and rental expense charged to operations are as follows:

     Date     Minimum lease payments     Rental expense
     ____     ______________________     ______________
     1997                                $19,452
     1996                                 29,632
     1995      $34,188                    32,198


10.    SEGMENT INFORMATION

     Industry Segments

     Approximately 92% of the Company's business consists of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and bio-hazard control products. The Company does not operate in other industry segments. The
Company has no foreign operations.

Major Customers

     The Company has sold its products primarily through an independent national distribution network. In May of 1989, management put into effect a plan to phase out the independent distributors and move towards a nationwide team of commissioned representatives. During 1991, current management has begun to restore the independent network of distribution and currently has in excess of one hundred distributors. The final market for the Company's products is the medical field, i.e. physicians, hospitals and the occupational health sector. No distributor or customer accounted for 10% or more of the Company's sales in 1997, 1996 or 1995.

11.    SUPPLEMENTARY INCOME STATEMENT INFORMATION

     For the years ended June 30, the following supplemental expense information is presented for analysis.

                                      1997       1996        1995
                                      ____       ____        ____

     Repairs and maintenance          $   988      2,160     $11,485
     Advertising                        8,053     67,633       8,054
     Sales and property taxes           2,489      2,355      18,917
     Provision for doubtful accounts    1,800      1,800       1,349

(CONTINUED)


CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996, AND 1995

12.     FINANCIAL INSTRUMENTS

     The Company is engaged primarily in the distribution of specialized medical equipment in North America. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the customer base and their dispersion across geographic areas.

     The carrying amounts relected in the balance sheets for cash and notes payable approximate the respective fair values due to the short maturities of those instruments.

13.     FUTURE OPERATIONS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company suffered losses of $122,372, $206,413, and $75,028 during the years ended June 30, 1997, 1996, and 1995, respectively. In addition, the Company has a net stockholders' deficiency of $591,178 at June 30, 1997.

     The Company has been in the process of developing new and innovative products. The development of these products has taken longer than planned.
The Company brought some of these products to market, which have been met with a demand for improvements and changes to the products. Management plans to develop upgrades and improvements to existing products utilizing state of the art technology and to re-market these products to a substantial existing client base. Management expects sales and profits to significantly increase when the improved products are re-marketed.

     While management is confident that the new products will increase cash flow and make the Company profitable, there can be no assurance that the expected magnitude of growth will be experienced. Should the Company's expectations materialize, however, additional capital will not be required in order for it to continue operations.

(CONCLUDED)

