Form 10-Q
period 1998-03-31
CDX CORP
filed 1998-06-05
CIK 351129

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the combined three quarterly periods ended March 31, 1998

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Three Quarters Ended                  Commission File Number
March 31, 1998                            0-9735

CDX CORPORATION
(Exact name of registrant
as specified in its charter)

COLORADO                                  84-0771180
(State of Incorporation)                  (I.R.S. Employer
                                          Identification Number)

75 McNeil Way, No. 207
Dedham, MA                                02026
(Address of principal
executive offices)                        (Zip Code)

Registrant's telephone number, including area code (781) 320-0530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES  X             NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                         SHARES OUTSTANDING AT MARCH 31, 1998

Common, $.01 par value        4,887,927

CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statement:

Condensed Balance Sheets as of March 31, 1998
          and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Statements of Operations - Three months ended
          September 30, 1997 and September 30, 1996 . . . . . . . . . 4

          Condensed Statements of Operations - Six months ended
          December 31, 1997 and December 31, 1996 . . . . . . . . . . 5

          Condensed Statements of Operations - Nine months ended
          March 31, 1998 and March 31, 1997 . . . . . . . . . . . . . 6

          Condensed Statements of Cash Flows - Nine months ended
          March 31, 1998 and March 31, 1997 . . . . . . . . . . . . . 7

          Notes to Condensed Financial Statements . . . . . . . . . . 8


Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . 9

          Other Information . . . . . . . . . . . . . . . . . . . . . 10

CDX CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

                                   March 31, 1998          June 30,1997
                                     (unaudited)              (note)
Current Assets:
     Cash and Cash Equivalents     $      14,759          $        1,305
     Accounts Receivable, Net             26,031                  39,488
     Inventory                            40,690                  46,555
     Prepaid Expenses & Other              7,493                  17,473

          Total Current Assets            88,973                 104,821

Property at Cost:
     Furniture & Equipment               189,442                 187,998
Less Accumulated Depreciation           (171,481)               (167,770)

Property-Net:                             17,961                  20,228

New Product Development                   83,209                  44,623
Invention Rights                          11,368                  16,246
Intangible Assets, Net:                   94,557                  60,869

          Total Assets             $     201,510          $      185,918

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31, 1998            June 30,1997
                                     (unaudited)                (note)
Current
Liabilities:


     Accounts Payable-Trade        $     10,342          $      159,617
     Accounts Payable-Affiliate          59,951                 270,500
     Notes Payable-officers                   0                 206,705
     Notes Payable                            0                  55,000
     Accrued Interest Payable                                    48,816
     Accrued Expenses & Other            14,473                  36,458

       Total Current Liabilities         84,766                 777,096


Stockholders' Equity:
     Common Stock,$.01 Par Value
     Authorized 10,000,000 Shares
     Issued: 4,887,927 ; 4,887,927       62,082                  48,881

     Preferred Stock                    266,743

     Capital Surplus                  5,088,630               4,771,798

     Accumulated Deficit -           (5,300,710)             (5,411,857)
     Less Treasury Stock,
     166 Shares;
     No Assigned Value                 --------                --------

       Total Stockholder's Equity $     116,745           $    (591,178)

          Total                   $     201,510           $     185,918


Note:     The balance sheet at June 30, 1997, has been taken from the audited financial statement at that date and condensed.

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended

                                    1st Qtr-FY96           1st Qtr-FY97
                                 September 30, 1996    September 30, 1997

Revenues:

  Net Sales & Other Revenues     $      56,366          $      93,957

Operating Costs & Expenses:

  Cost of Sales                         32,677                 14,414
     Selling & Administrative
     Expenses                           81,909                 30,781

     TOTAL OPERATING COSTS &
     EXPENSES                          114,586                 45,194


Operating Income (Loss)                (20,628)                11,172

Other Income
     Interest Income                         1                      0
     Interest Expense                    3,176                  7,273
     Other                                 305                  4,723

Income (Loss) Before Income Taxes      (23,499)                 8,622

Provision for Income Taxes                 ---                    ---

Net Earnings (Loss)              $     (23,499)        $        8,622

Net Earnings (Loss) per          $       (.006)        $        (.002)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094              4,339,434

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                            Six Months Ended

                                    2nd Qtr-FY96         2nd Qtr-FY97
                                 December 31, 1996     December 31, 1997

Revenues:

   Net Sales & Other Revenues   $      185,205          $     117,954


Operating Costs & Expenses:

     Cost of Sales                      96,867                 34,271
     Selling & Administrative
     Expenses                          171,582                 64,746

     TOTAL OPERATING COSTS &
     EXPENSES                          268,450                 99,018


Operating Income (Loss)                (83,245)                18,936

Other Income
       Interest Expense                  7,541                 12,768
       Interest Income                       2                      1
       Other                            (9,228)                 4,952

Income (Loss) Before Income Taxes     (100,013)                11,121
Provision for Income Taxes                 250                      0

Net Earnings (Loss)               $   (100,263)          $     11,121

Net Earnings (Loss) per           $      (.030)          $      (.003)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094              4,339,434

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                            Nine Months Ended

                                   3rd Qtr-FY96          3rd Qtr-FY97
                                  March 31, 1997        March 31, 1998

Revenues:

   Net Sales & Other Revenues   $      307,903         $     182,784

Operating Costs & Expenses:

   Cost of Sales                       155,069                54,793
     Selling & Administrative
     Expenses                          231,442               107,510

     TOTAL OPERATING COSTS &
     EXPENSES                          386,511               162,303

Operating Income (Loss)                (78,608)               20,231

Other Income

     Interest Expense                   10,601                12,768
     Interest Income                         2                     1
     Other                              (5,569)                4,769

Income (Loss) Before Income Taxes      (94,776)               12,234

Provision for Income Taxes                ---                   ---

Net Earnings (Loss)               $    (94,776)         $     12,234

Net Earnings (Loss) per           $      (.019)         $       .003
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094             4,339,434

CDX CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(unaudited)


                                           Nine  Months Ended

                                  March 31, 1997        March 31, 1998

OPERATING ACTIVITIES:
Net (Loss)                        $    (95,025)          $    12,235

 Adjustments to Reconcile
 Net Loss to Net Cash Provided/
 (Used) by Operating Activities:

 Depreciation & Amortization             9,900                 8,590
      A/R Allowance                                             (947)

 Changes in Operating
 Assets & Liabilities:
     Accounts Receivable                15,034                14,404
     Inventory                          16,053                 5,865
     Prepaid Expenses                   (2,558)                9,980
     Accounts Payable-Trade             15,479                     0
     Accounts Payable-Affiliate         22,273              (386,147)
     Accrued Expenses                  (14,099)              (54,820)
 Total Adjustments                      62,082              (403,075)

 Net Cash (Used for)
 Operating Activities                  (32,943)             (390,841)

INVESTING ACTIVITIES:

     Purchase of Equipment                (682)
     Acquisition of Assets-Other       (42,276)                    0
     Fixed Assets                                             (1,444)
     New Product Development                                 (38,586)

     Net Cash (Used for)
     Investing Activities              (42,958)              (40,030)

FINANCING ACTIVITIES:
     Short-term Borrowings              87,664                     0
     Issuance of Common Stock           13,000                13,201
     Issuance of Preferred Stock                             266,743
     Note Payable - Bank                     0                (3,707)
     Note Payable - Affiliate                               (247,656)
     Additional Paid in Capital                              316,832

     Adjustment to Prior Period
     Retained Earnings                                        98,912

     Net Cash Provided by
     Financing Activities              100,664               444,325

     Net (Decrease) in Cash
     and Cash Equivalents               24,763                     0

Cash and Cash Equivalents,
Beginning of Period                        (69)                1,305

Cash and Cash Equivalents,
End of Period                   $       24,832           $    14,759

CDX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Management, the unaudited condensed financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the nine months ended March 31, 1998 and the cash flows for the nine months ended March 31, 1998. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods and have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

2.     Inventory consists of the following at March 31, 1998 and June 30,
1997.

                                      March 31, 1998          June 30, 1997

                                                   (Unaudited)


Raw Material                          $                      $

Work-in-Process
Finished Goods

          Total                       $                      $

3.     Intangible assets consist of the following at March 31, 1998 and June
30, 1997.

                                      March 31, 1998          June 30, 1997

     Invention Rights, Net            $                      $

     Software Development Costs

          Total                       $                      $

4. Accounts Payable-Affiliate represents rent and related expenses of office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales and operating revenues for nine months ended March 31, 1998, decreased by 40.6% over the equivalent period in the prior year.

     Cost of sales as a percentage of net sales and operating revenues remained virtually unchanged compared with the same period in the prior year.

     Sales and administrative expenses in the nine months ended March 31, 1998, decreased by 53.5% as compared to the same period in the prior year. This is primarily due to a reduced net sales and payroll and by the assumption, during the period, of certain marketing costs associated with CPR mask under a joint venture with an affiliate.

Liquidity

     Working capital deficit at March 31, 1998, decreased from June 30, 1997. This improvement in the working capital deficit was primarily due to a decrease in short term borrowings and an increase in shareholders' equity, preferred stock, arising from a negotiated Recharacterization of $266,743 in notes payable-affiliate under an earn-out pay arrangement.

Capital Resources

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

Research and Development Resources

     The Company has several products in the research and development stage. Management continues to fund the R&D of these products as needed.

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

BUSINESS AND PROPERTIES OF CDX CORPORATION

CDX Corporation is a Colorado corporation incorporated in 1978 with its corporate offices headquartered in Dedham, Massachusetts.

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

During the period ended March 31, 1998, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

The Company currently markets its products directly to retail customers from its Dedham, Massachusetts office and through medical equipment dealers and distributors, supported through a network of factory trained manufacturer's representatives. The Company supports this sales network through direct mail, advertising in clinical and trade publications, and participation in national and regional trade shows.

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

D. Product Development

The Company has undertaken a product development program with the ultimate objective of the following:

The development of products specifically targeted at the equipment needs of the physician's office. During the period ended March 31, 1998, the Company
spent $         on research and development.

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

H. Employees

As of March 31, 1998, the Company employed three full-time employees.

PART II

OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS -

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2     CHANGES IN SECURITIES -

The Registrant converted notes payable ($266,742.63) to 266,743 shares of Preferred Stock, $1.00 par, in order to effectuate the negotiated Recharacterizations of notes payable-affiliate under a mutually accepted earn-out arrangement.

The Registrant issued 1,075,269 shares of Common Stock at $0.25 per share to convert $268,817.30 of shareholder accounts payable, effectuating the negotiated Recharacterizations of accounts payable under a mutually accepted earn-out arrangement.

The Registrant issued 244,865 shares of Common Stock at $0.25 per share to convert $61,216.37 of interest payable at 12-31-97, effectuating the negotiated Recharacterizations of interest payable under a mutually accepted earn-out arrangement.

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


Date: May 31, 1998

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