Form 10-Q/A
period 1998-03-31
CDX CORP
filed 1998-06-05
CIK 351129

FORM 10-QSB/A

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

YES  X             NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                         SHARES OUTSTANDING AT MARCH 31, 1998

Common, $.01 par value        6,208,228

CDX CORPORATION
FORM 10-QSB/A QUARTERLY REPORT

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

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended

                                    1st Qtr-FY96           1st Qtr-FY97
                                 September 30, 1996    September 30, 1997

Revenues:

  Net Sales & Other Revenues     $      56,366          $      93,957

Operating Costs & Expenses:

  Cost of Sales                         32,677                 14,414
     Selling & Administrative
     Expenses                           81,909                 30,781

     TOTAL OPERATING COSTS &
     EXPENSES                          114,586                 45,194


Operating Income (Loss)                (20,628)                11,172

Other Income
     Interest Income                         1                      0
     Interest Expense                    3,176                  7,273
     Other                                 305                  4,723

Income (Loss) Before Income Taxes      (23,499)                 8,622

Provision for Income Taxes                 ---                    ---

Net Earnings (Loss)              $     (23,499)        $        8,622

Net Earnings (Loss) per          $       (.006)        $        (.002)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094              4,888,094

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                            Six Months Ended

                                    2nd Qtr-FY96         2nd Qtr-FY97
                                 December 31, 1996     December 31, 1997

Revenues:

   Net Sales & Other Revenues   $      185,205          $     117,954


Operating Costs & Expenses:

     Cost of Sales                      96,867                 34,271
     Selling & Administrative
     Expenses                          171,582                 64,746

     TOTAL OPERATING COSTS &
     EXPENSES                          268,450                 99,018


Operating Income (Loss)                (83,245)                18,936

Other Income
       Interest Expense                  7,541                 12,768
       Interest Income                       2                      1
       Other                            (9,228)                 4,952

Income (Loss) Before Income Taxes     (100,013)                11,121
Provision for Income Taxes                 250                      0

Net Earnings (Loss)               $   (100,263)          $     11,121

Net Earnings (Loss) per           $      (.030)          $      (.003)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094              6,208,228

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                            Nine Months Ended

                                   3rd Qtr-FY96          3rd Qtr-FY97
                                  March 31, 1997        March 31, 1998

Revenues:

   Net Sales & Other Revenues   $      307,903         $     182,784

Operating Costs & Expenses:

   Cost of Sales                       155,069                54,793
     Selling & Administrative
     Expenses                          231,442               107,510

     TOTAL OPERATING COSTS &
     EXPENSES                          386,511               162,303

Operating Income (Loss)                (78,608)               20,231

Other Income

     Interest Expense                   10,601                12,768
     Interest Income                         2                     1
     Other                              (5,569)                4,769

Income (Loss) Before Income Taxes      (94,776)               12,234

Provision for Income Taxes                ---                   ---

Net Earnings (Loss)               $    (94,776)         $     12,234

Net Earnings (Loss) per           $      (.019)         $       .003
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,558,094             6,208,228

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

2.     Inventory consists of the following at March 31, 1998 and June 30,
1997.

                                      March 31, 1998          June 30, 1997

                                                   (Unaudited)


Raw Material                          $    14,577              $   17,229
Work-in-Process                             2,634                   1,769
Finished Goods                             23,479                  27,557

          Total                       $    40,690              $   46,555

3.     Intangible assets consist of the following at March 31, 1998 and June
30, 1997.

                                      March 31, 1998          June 30, 1997

     Invention Rights, Net            $    11,368              $   16,246
     New Product Development Costs         83,209                  44,623

          Total                       $    94,577              $   60,869

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