Form 10-K
period 1998-06-30
CDX COM INC
filed 1999-10-01
CIK 351129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ___________ to _____________


                                CDX CORPORATION
           (Exact name of Registrant as specified in its charter)

Commission file number

          Colorado                                      84-0771180
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                       Identification No.)


       One Richmond Square                                02906
        Providence, RI                                  (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code
                                (401)274-1444

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

Since February of 1986, there have been no published prices of the Registrant's stock. The total number of shares held by nonaffiliates of the Registrant as of September 30, 1998 was 1,330,191.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1998

4,887,927

DOCUMENTS INCORPORATED BY REFERENCE
Document          Part of 10-K into which incorporated

None

CDX CORPORATION
1998 Annual Report on Form 10-K

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

The Business of the Company has consisted of the sale of computerized pulmonary diagnostic equipment which is used in the medical profession to test for indications of lung or congestive heart disease. Approximately 11,000 units have been sold.

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

CDX also generates revenue from the sale of consumable supplies and accessory items associated with its diagnostic equipment. In addition, the Company has developed an upgrade for its spirometers marketed to existing customers. The Company has an updated version of its Model 110S spirometer currently which incorporates the latest technology. This product is marketed to physician offices, hospitals and industrial sites.

B. Products And Services

Approximately 20% of the Company's gross revenues in its most recent fiscal year was attributable to the sale of its testing machines, 65% of gross revenues was attributable to sales of consumable and accessory items and 7% of gross revenues was attributable to repairs and testing. Bio-hazard control products and the IRM comprised 8% of sales.

The Company's objective is to increase gross revenues with the introduction of new and upgraded version of the current spirometer. A new version of the Instant Response Mask was released in December 1995. Although initially well received, this product has not lived up to the Company's expectations and marketing efforts and expenditures in connection with it have been curtailed.

The types of products which the Company currently markets are described below.

     1. Instant Response Mask
             Provides protection against the transmission of infectious pathogens during the administration of emergency resuscitation techniques such as CPR. Marketing of the IRM was discontinued in
		 FY98 in an effort to reduce costs related to marginal products.

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

Production of the 110 Series spirometers was curtailed at the end of FY 98. A new model of spirometer, the CDX850, will replace the 110's and will be introduced in the beginning of FY 99.

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

During the year ended June 30, 1998, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

The Company currently markets its products directly to retail customers from its Massachusetts office and through medical equipment dealers and distributors, supported through a network of factory trained manufacturer's representatives. The Company supports this sales network through direct mail, advertising in clinical and trade publications, and participation in national and regional trade shows.

Relative to the IRM mask, initially the Company held exclusive worldwide distribution rights under terms of an agreement with Valley Forge Scientific. During FYE 6.30.96 the Company relinquished its exclusive rights and has undertaken to co-distribute the IRM with Valley Forge in return for a 10% royalty on all IRM sales by Valley Forge. The Company has curtailed active marketing of the IRM mask.

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

H. Employees

As of June 30, 1998, the Company employed one full-time employee and one part-time employee.

Item 2.    PROPERTIES

     In July of 1997 the Company moved its sales offices and operations to Massachusetts. The Company's administrative offices and manufacturing facilities consist of approximately 1,500 square feet of office, manufacturing and storage space located in a mixed-use commercial building in Dedham, Massachusetts which it rents on a short term basis. The Company believes that its rental costs are comparable to those charged for comparable space on month to month basis. The facilities have been rented on a month to month basis since March 1, 1995. Rental space is available in the area, and the Company expects to be able to continue to obtain a lease for adequate space at costs comparable to its current rent.

Item 3.    LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The corporation did not submit any matter to a vote of security holders during the year ended June 30, 1998.

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

Holders

     Based upon the number of record holders, the approximate number of shareholders of the common stock of the Corporation as of June 30, 1998 was 809.

Dividends

     No dividends have been declared during the past fiscal years with respect to common stock.


Item 6.     SELECTED FINANCIAL DATA

                       1998        1997         1996         1995        1994

Net Sales &
Operating
Revenues             $264,175	   $379,608     $394,043     $445,285  $514,825


Profit (Loss)         $84,452	   (122,372)    (206,413)     (75,028)(259,143)

Profit (Loss)
per Common Share       .017  	    (.028)        (.057)       (.022)    (.076)

Total Assets          179,688     185,918      184,081      303, 838  248,727

Long Term
Obligations            25,000	     25,000        25,000       25,00         0

Cash Dividend
Declared
per Share                0.00        0.00         0.00         0.00        0.00

Weighted average
number of
Common Shares
outstanding         4,887,927   4,339,434    3,587,927    3,472,094 3,397,927


MARKET INFORMATION

     CDX Corporation's common stock is traded over-the-counter in privately negotiated transactions between makers and brokers.


Price Range (closing bid) For fiscal year ending June 30:

                      1998                                   1997

          Bid    Prices   Asked   Prices      Bid    Prices    Asked   Prices
Quarter   High   Low      High    Low         High   Low       High    Low

1st       .125   .125	  .1875   .175	    .15625 .125      .1875   .1875
2nd       .125   .125	  .2188   .1875	    .125   .125      .1875   .1875
3rd       .125   .125	  .1875   .1875	    .125   .125      .1875   .1875
4th       .125   .125	  .1875   .1875	    .125   .125      .1875   .175


These market quotations are from the National Daily Quotation Service. They reflect prices between dealers without retail mark up, mark down or commission. They do not represent actual transactions. No dividends have been declared during the past two fiscal years with respect to common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales and Operating Revenues for FY 98 decreased by $115,433 which is down approximately 30% from the previous fiscal year. This compares with a decrease of $14,402, or approximately 4%, in similar figures for FY
97 to FY 96. Cost of Sales decreased by $95,937 for FY 98 compared to FY 97, with the Company producing an Operating Profit of $10,017. During the previous fiscal year, costs and expenses decreased by $47,698 from those of FY 96 resulting in an Operating Loss of $104,327. FY 96 also showed an Operating Loss of $195,928. Operating Profit for FY 98 was 3.8% as a percentage of Net Sales compared with Operating Losses of 27.5% and 49.7% for FY 97 and FY 96, respectively. The improvement in operating results is a reflection of reduced costs and expenses, primarily in the areas of cost of goods, payroll and rent. Management plans to continue its efforts to reduce expenses and keep them in line with margins and to increase sales volume.

     Cost of Goods Sold as a percent of Net Sales decreased from 49.5% ($187,793) in FY 97 to 34.8% ($91,855) in FY 98 due primarily to decreased cost of raw materials resulting from increased use of inventoried parts and greater use of contract services. Similar costs for FY 96 to FY 97 decreased from 59.8% ($235,441) to 49.5% ($187,793) of Revenues.

     Selling and Administrative Expenses decreased overall by $133,839, to $162,303 for FY 98 from $296,142 for FY 97. As a percentage of Net Sales these figures were 61.4% and 78.0% respectively which represents a 16.6% decrease in such expenses between the two years. Comparable expenses for FY 96 were 90.9% ($354,530). The decrease in percentages of expenses shown in FY 98 and FY 97 reflects a decrease payroll and related expenses, lower rent expense and the elimination certain marginal marketing and advertising.

     Interest expense for FY 98 increased $5,631 to $23,676 for the entire year. In FY 97, interest expense increased $7,635. Interest income was immaterial for FY 98. Previously, it had decreased by $75 in FY 97 from the prior year due to reduced cash levels during FY 97. FY 96 interest income of $95 represented a $248 decrease from FY 95.

	For FY 98 the Company had additional other income of $98,111 resulting from the write down and adjustment of certain payables.

     Inflation has had a minimum impact upon the Revenues and Costs of the Company.

Liquidity And Capital Resources

     In fiscal year 1998, the Company's liquidity increased by $76,595.
This compares with an unchanged position FY 97. In FY97 this was due to favorable working capital changes related to collections on accounts receivable and increases in inventory which were offset by operating losses and increases in accounts payable and borrowings from two of its officers. In FY98 the increase in liquidity was the result of moderate reduction of receivables, utilization of existing inventories, write down of prepaid expenses and certain capitalized development enhanced by net operating income offset by reduction in accounts payable, accrued expenses and payments on short term borrowings.

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

     None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Corporation, their ages, their positions held in the Corporation and the term during which each served in such position are as follows:

DIRECTORS


                                                           Year First Elected
Name and All Positions                                     or Nominated to
Held With the Corporation           Age                    Become a Director


Harold  I. Schein                   63                     1985
Chairman of the Board,
Treasurer and Director


Philip D. Schein                    35                     1989
President, Secretary
and Director

     Officers and directors are elected on an annual basis. The present term of office for each director will expire at the next annual meeting of the Company's stockholders at such time as his successor is duly elected.

     Officers serve at the discretion of the Board of Directors.


EXECUTIVE OFFICERS

Name and All Positions                    Year First           Term of
Currently Held                            Elected to           Office
With the Corporation          Age         This Office          Expiring

Harold I. Schein (2)          63
Chairman of the Board,                    1989                 (1)
Chief Executive Officer,                  1989                 (1)
Treasurer,                                1989                 (1)
Director                                  1985                 (1)

Philip D. Schein (2)          35
President,                                1992                 (1)
Secretary,                                1989                 (1)
Director                                  1989                 (1)

(1) The executive officers serve at the pleasure of the board of directors and do not have fixed terms.

(2)    Philip D. Schein is the son of Harold I. Schein

HAROLD I. SCHEIN, 63, serves as Chairman of the Board, Chief Executive Officer, Treasurer and a Director. Mr. Schein, since January 1990, has been President of Richmond Square Capital Corporation, a private lender and venture capital firm corporation. Prior to 1990, Mr. Schein served as chairman and chief executive officer of William Bloom & Son, Inc, a manufacturer of store fixtures. From March 1989 to September 1992, Mr. Schein also served as chairman of Piezo Electric Products, Inc. of Metuchen, New Jersey, a publicly owned company. He is also a developer of commercial real estate. Mr. Schein became chairman of the board of directors and treasurer of the Corporation in March 1989.

PHILIP D. SCHEIN, 35, serves as President, Secretary and a Director. Mr. Schein became secretary of the corporation in March 1989 and assumed the office of president in October 1992. Prior to this, Mr. Schein held the position of Executive Vice President of William Bloom & Son, a manufacturer of custom store fixtures, where he was in charge of sales and manufacturing. He is a 1985 graduate of Boston University.

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


SUMMARY COMPENSATION TABLE
Annual Compensation

                                                                    Long Term
                                                                    Compensation
                                                                    Awards

Securities
Name & Principal    Fiscal             Other Annual     Underlying
Position            Year     Salary    Compensation(1)  Option/SARS(#)
________________    ______   _______   ____________     ______________

Philip D. Schein    1998     $52,944                         0
President & CEO     1997      65,000                     5,000
                    1996      65,000                    15,000

Harold I. Schein    1998     $     0                         0
Chairman &          1997           0                    17,500
Treasurer           1996           0                         0

(1) Certain perquisites provided to each of the named executive officers totaled less than 10 percent of each officer's total salary and Stock Option Grants.

OPTION/SAR GRANTS TABLE

Option/SAR Grants in Last Fiscal Year

	The Company did not grant any options during FY 98.


                    AGGREGATED OPTION EXERCISES IN 1998
                                   AND
                    OPTION/SAR VALUES AT FISCAL YEAR-END

                   Number of unexercised               Value of Unexercised
		       in-the-money				 in-the-money
		       options/SARs at			       options/SARs at
		       fiscal year-end (#)			 fiscal year end($) (1)
Name               Exercisable/unexercisable         Exercisable/unexercisable


Philip D. Schein     253,333/0                                 $6,000/$0

Harold I. Schein     602,500/0                                 $9,000/$0


(1) Market value of underlying securities at FYE 6.30.98 discounted by two-thirds to reflect restrictive provisions, minus exercise or base price.

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

     In November 1987, the Directors of the Corporation approved a Non-Qualified Stock Option Plan for employees, consultants and directors.
The Corporation has reserved 60,000 unregistered shares of its common stock for use in this plan. During 1993, the Board of Directors reserved another 1,440,000 unregistered shares of its common stock for use in this plan. Each of the four outside directors were granted options for 15,000 shares at $.10 per share exercisable during their continuation as an employee, director or advisory member of, or consultant to the Company, and for the three year period thereafter. In addition, during 1993, the Company granted one of its directors options for 250,000 shares at $.10 per share and granted one of its consultants options for 77,800 shares at $.05 per share. The options on 60,000 shares @$.10 per share granted to outside directors and 77,800 shares @$.05 granted to a consultant have expired unexercised.

          A summary of the plans at June 30, 1997 is as follows:

                          TOTAL SHARES      SHARES AT OPTION      OPTION
                          RESERVED          OUTSTANDING           PRICE
                          ____________      ________________      _______



1987 Non-Qualified
Stock Option Plan         1,500,000          250,000              $.10
                                             100,000              $.25
                                             15,000               $.25
                                             22,500               $.25


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


Item 12.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information as to persons other than management (see the following table) who are known to management to beneficially own more than 5% of the outstanding voting stock as of June 30, 1998.

Title        Name and Address           Amount and Nature of        Percent of
of Class     of Beneficial Owner        Beneficial Ownership        Class
________     ___________________        ____________________        __________

Common       Mendel S. Kaliff           247,223      Direct         5.6%
Stock        70 N.E. Loop 410
             No. 450
             San Antonio, TX 78216

The following table sets forth the security ownership of all directors and executive officers of the corporation as of June 30, 1998.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a lease agreement on March 26, 1990 with a related party to rent its facilities in Providence, Rhode Island. Base monthly rental payments were modified to $2,500 beginning October 1995 and the lease term to five years, expiring on February 28, 1995. In May of 1996 the Company and related party modified the terms of the lease to month to month rental payments of $1,500. The Company sublet a part of this space to an unrelated party for $500 per month. The Company believes this to have been at or below the rent for comparable space from unrelated parties.


PART IV

Item 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as part of this report:

            1.     Financial Statements:

                   Opinions of independent public accountants dated July 2, 1999 on the financial statements as follows:

                   Balance Sheets, June 30, 1998 and 1997.

                   Statements of Earnings for the years ended June 30, 1998, 1997 and 1996.

                   Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

                   Statements of Changes in Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.

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

                              CDX CORPORATION
                              (Registrant)

                                  /s/Michael L. Schein

                              By: __________________
                                  Michael L. Schein
                                  President

Dated:  September 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date

/s/Harold I. Schein

_______________________     Chairman of the Board,           September 28, 1999
Harold I. Schein            Treasurer and Director


/s/Philip D. Schein

_______________________     Secretary and         		 September 28, 1999
Philip D. Schein            Director

INDEX TO EXHIBITS

(a)  Exhibits:

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:
     Exhibit       No.       Document
     *             3.1       Restated Articles of Incorporation dated
                             July 3, 1985
                             (incorporated by reference to the exhibits and Registrant's report filed on Form 10-K dated September 25, 1985)

     *             3.2       Articles of Amendment dated December 4, 1987
                             to the Restated Articles of Incorporation
                             (incorporated by reference to the exhibits to Registrant's report filed on Form 10-K dated September 15, 1989)

     *             3.3       Bylaws dated July 5, 1985
                             (incorporated by reference to the exhibits to Registrant's report filed on Form 10-K dated September 15, 1989)

     x            23.1       Consent of Counsel, Brendan P. Smith, Esq.

     x            23.2       Consent of Cayer, Prescott, Clune & Chatellier,
                             LLP, Independent Certified Public Accountants

     x            27.0       Financial Data Schedule
______________

     * Incorporated by reference from the issuer's Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     x   Filed herewith

CDX CORPORATION

FINANCIAL STATEMENTS
YEARS ENDED
JUNE 30, 1998, 1997, and 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
CDX Corporation

We have audited the balance sheets of CDX Corporation as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDX Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

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


July 2, 1999             /s/ Cayer, Prescott, Clune & Chatellier, LLP

CDX CORPORATION

BALANCE SHEETS
JUNE 30, 1998 and 1997

ASSETS

                                                  1998            1997
                                                  ___________     __________
Current assets:
  Cash                                  	     	$     13,516	      $   1,305
  Accounts receivable - trade (net of allowance
  for doubtful accounts of $660
  in 1998 and $2,010 in 1997)                        28,708          39,488
  Inventory                                          40,491          46,555
  Prepaid expenses and other                          1,240          17,473
       Total current assets                          83,955         104,821

Property and equipment -
net of accumulated depreciation                      18,865          20,228

Other assets:
  Invention rights and deferred product
   development costs (less accumulated
   amortization of $454,256 in 1998 and
   $435,340 in 1997)                                 76,868          60,869

        TOTAL ASSETS                             $  179,688       $ 185,918


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt             $    6,000	         4,000
   Accounts payable - trade                          69,760        159,617
   Accounts payable - shareholder                   270,500        270,500
   Accrued interest payable                          71,375         48,816
   Accrued expenses                                   6,295         36,458
        Total current liabilities                   421,930        519,391

Other liabilities:
   Notes payable - officers                         214,484        202,705
   Notes payable                                     50,000         55,000
        Total other liabilities                     264,484        257,705

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000
   shares authorized, 4,888,093 shares issued
   at June 30, 1998 and 1997             			         48,881         48,881
   Capital surplus                                4,771,798      4,771,798
   Deficit                                       (5,327,405)    (5,411,857)
   Less treasury stock; 166 shares,
   no assigned value                               ___________    ___________
        Total stockholders' equity                  (506,726)      (591,178)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  179,688     $  185,918

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED June 30, 1998, 1997, and 1996

                                      1998          1997           1996
                                      ___________   ___________    ___________
Revenues:
  Net sales and other revenues        $  264,175    $   379,608    $   394,043
Operating costs and expenses:
  Cost of sales                           91,855        187,793        235,441
  Selling & administrative expenses      162,303        296,142        354,430
     Total operating
     costs and expenses                  254,158        483,935        589,971

Operating income (loss)                   10,017       (104,327)      (195,928)

Other income (expense):
  Interest expense                       (23,676)       (18,065)       (10,430)
  Interest income                                            20             95
  Loss on investment                                                      (150)
  Write down of payable                   98,111
     Net other expense                    74,435        (18,045)       (10,485)

Net income/(loss)                     $   84,452      $(122,372)    $ (206,412)

Net loss per common share             $     .017      $   (.028)    $    (.057)

Weighted-average number of
common shares outstanding              4,887,927      4,339,434      3,587,927

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

[CAPTION]

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
									  	Shares
		    Shares      Par      Capital    Accumulated Treasury
		    Outstanding Value    Surplus    Deficit     Stock    Total
Balance 6/30/96  3,588,093   $35,881 $4,771,798 $(5,289,485) 166    $(481,806)

Common Stock     1,300,000    13,000					    13,000
Issued

Net Loss                                   	     (122,372)        (122,372)

Balance 6/30/97  4,888,093     48,881  4,771,798  (5,411,857) 166     (591,178)


Net Profit         					       84,452   	      84,452

Balance 6/30/98  4,888,093    $48,881 $4,771,798  $(5,327,405) 166   $(506,726)


SEE NOTES TO FINANCIAL STATEMENTS

CDX CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED June 30, 1998,
1997, and 1996


                                       1998           1997           1996
                                       ___________    ___________    ___________

Cash was provided by (used for):
  Operating activities:
    Net income (loss)                 $  	84,452     $  (122,372)  $(206,413)
    Items in net loss not
       affecting cash:
       Depreciation and amortization      21,724	         10,321       20,797
       Stock Based Compensation          			              13,000
	 Foregiveness of Note Payable		           5,000
    Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable                10,780	         13,689       2,966
       Inventory                           6,064	         27,032      36,372
       Prepaid expenses and other       	 16,233	        (10,976)      8,134
       Other assets                      (34,915)        (39,424)     17,176
       Accounts payable - trade          (80,857)	       (23,042)     11,231
       Accounts payable - shareholder     26,956          40,713
       Other current liabilities          (9,604)	        20,449      14,952
       Total cash used for operations       (123)	       (84,367)    (54,072)
                                         __________    __________     _________

Investing activities:
    Purchase of property and equipment    (1,445)	        (1,243)     (1,760)
       Total cash provided by
       (used for) investing activities    (1,445)	        (1,243)     (1,760)



Financing activities:
    Proceeds from notes payable -
      officers                            20,000	     90,000        22,500
    Payments on notes payable             (6,221)	    (3,154)       (2,741)
Total cash provided by (used
       for) financing activities          13,779	     86,846        19,759

Increase (decrease) in cash
during the year               		          12,221       1,236       (36,073)

Cash balance, beginning of the year    $	 1,305	     $    69     $  36,142

Cash balance, end of the year      	   $ 	13,516     $ 1,305     $      69

Supplemental disclosures of
cash flow information:
    Cash paid during the year
    for interest                       $	  1,117	 $      551     $      79

SEE NOTES TO FINANCIAL STATEMENTS

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 and 1996


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

Cash and Cash Equivalents

	The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

	At June 30, 1998, the carrying amount of the Company's deposits was $13,216 and the bank balance was $15,290, of which all was covered by federal depository insurance.

Accounts Receivable

     An allowance for doubtful accounts receivable is provided equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of the existing receivables and amounted to $660 and $2,010 at June 30, 1998 and 1997, respectively. The Company grants credit to customers who are located throughout the United States.

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, and 1996

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

Per Share Data

     Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding and common stock equivalents (unless antidilutive) during the periods (4,888,093 shares at June 30, 1998, 4,339,434 shares at June 30, 1997 and 3,588,093 shares at
June 30, 1996).

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

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, and 1996

2.     INVENTORY

          Inventory consisted of the following at June 30:

                                                      1998         1997
                                                      ____         ____

     Finished goods                                $20,353       27,557
     Raw materials                                  17,589       17,229
     Work-in-progress                                2,549        1,769

          Total                                    $40,491      $46,555

3.    PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at June 30:

                                                      1998         1997
                                                      ____         ____
     Office equipment and furniture                $67,720     $ 66,400
     Production equipment                           35,257       35,257
     Computer equipment                             70,209       70,084
     Leasehold improvements                         16,256       16,256
          Total                                    189,442      189,997
     Less: accumulated depreciation                170,577      167,769

          Net property and equipment               $18,865     $ 20,228

          Depreciation expense for the years ended June 30, 1998 and 1997 was $2,808 and $3,821, respectively.



CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, and 1996

4.    INCOME TAXES (Continued)

	Due primarily to the utilization of net operating loss carryforwards, the Company has no provisions for income taxes for 1998, 1997, and 1996.

     	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are primarily attributable net operating loss carryforwards and tax credits. At June 30, 1998, 1997, and 1996, the Company's deferred tax assets consisted of the following:

                                             1998          1997          1996
                                             ____          ____          ____

     Deferred tax assets               	$ 680,712	 $ 807,423    $1,157,131
     Valuation allowance             	 (680,712)    (807,423)   (1,157,131)

     Net deferred tax assets
     recognized on the
     ccompanying balance sheets      $       0    $        0    $        0

The components of the income tax (benefit) consisted of the following for the years ended June 30, 1998, 1997, and 1996:

                                        1998          1997          1996
                                        ____          ____          ____

     Current                           20,000	  $(28,868)     $(49,539)
     Deferred - using a blended
       federal and state rate of 24%       0             0             0
     Tentative tax provision (benefit)(20,000)	   (28,868)      (49,539)
     Less: valuation allowance         20,000 	    28,868        49,539

     Net income tax provision (benefit) $  0      $      0      $      0

     	At June 30, 1998, the Company had net operating and economic loss carryforwards of approximately $2,836,000 available to offset future federal and state taxable income through 2013.

The Company has investment tax credit carryforwards of approximately $1,030 which will expire in years 1999 through 2002 and approximately $15,777 of research and development costs that will expire in years 1997 through 2002.

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized.


5.    ACCRUED EXPENSES

          Accrued expenses are as follows for June 30:

                                                      1998        1997
                                                   _______      _______
     Accrued vacation                                           $ 5,394
     Accrued taxes                                 $   509        1,814
     Accrued professional and utilities              3,786       29,250

       Total                                       $ 4,295      $36,458

(CONTINUED)

CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

     During 1998, an officer of the Company loaned the Company $20,000 with interest to be paid at 8%. No payments are expected during the next fiscal year.

     Future maturities of  long-term debt are as follows:

      Year ended
 	 June 30							Amount

1999 $   6,000
2000     4,000
2001 and thereafter					  210,484
  Total							$ 220,484

7.    NOTES PAYABLE

          At June 30, notes payable consisted of the following:

                                                       1998          1997
                                                       _______       _______

6% interest bearing note payable to a related party    $25,000       $25,000

10% interest bearing note payable to a
related party.
                                                        25,000        25,000

Non-interest bearing payable to investor.
Repayment is based on product sales                      		     5,000

       Total                                           $50,000       $55,000

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

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, and 1996

8.     STOCKHOLDERS' EQUITY (Continued)

     In November 1987, the Directors of the Company approved a Non-Qualified Stock Option Plan for employees, consultants and directors. The Company has reserved 60,000 unregistered shares of its common stock for use in this plan. During 1992, the Board of Directors reserved another 1,440,000 unregistered shares of its common stock for use in this plan. In addition, during 1993, the Company granted one of its directors options for 250,000 shares at $.10 per share. And in 1994, the Company granted to a related party options for 100,000 shares at $.25 per share. In 1995 the Company granted to an officer of the Company a five year option to purchase 15,000 shares at $.25 per share. In 1996, the Company granted to officers of the Company five year options to purchase 22,500 shares at $.25 a share.

In addition, in 1992, the Company issued 600,000 warrants for its common stock with an exercise price of $.02 to certain of its officers and consultants in return for forbearance and modification of certain notes and accounts payable and services. The warrants expire December 31, 1998.
Further, during 1995, the Company issued 75,000 warrants for its common stock to an unrelated party in connection with a loan. The warrants are divided equally into three classes of 25,000 each designated A, B, C with exercise prices of $.25, $.375 and $.50, respectively, all of which were to expire in February of 1998 and which have been extended and amended to expire in February of 2001. The Company has reserved 675,000 of its authorized common stock in connection with its warrants.

     In December 1996, the Directors of the Company issued 1,300,000 shares of authorized common stock at $.01 per share to officers of the Company and a related party for services.

          A summary of the plans at June 30, 1998 is as follows:

                                           Total Shares  Share Options   Option
                                           Reserved      Outstanding     Price
                                           ____________  _____________   ____
     1987 Incentive Stock Option Plan        150,000            0         n/a

     1987 Non-Qualified Stock Option Plan  1,500,000      250,000        $.10
    									    100,000        $.25
                                                           15,000        $.25
                                                           22,500        $.25

1992 Stock Warrants Plan                     600,000      600,000        $.02
1995 Stock Warrants Plan                      75,000       25,000        $.25
                                                           25,000        $.375
                                                           25,000        $.50

(CONTINUED)

CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, and 1996


9.    LEASE AGREEMENT - RELATED PARTY

      The Company entered into a lease agreement on March 26, 1990 with a related party to rent its facilities in Providence, Rhode Island. Original base monthly rental payments total $4,594 and the lease term is five years, expiring on February 28, 1995. On September 1, 1994, the related party agreed to reduce base monthly rental to $2,500 on June 1, 1996. The lease agreement was not renewed and currently the Company is renting facilities on a monthly basis.

      Minimum lease payments and rental expense charged to operations are as follows:

     Date     Minimum lease payments     Rental expense
     ____     ______________________     ______________
     1997                                 19,452
     1996                                 29,632


10.    SEGMENT INFORMATION

     Industry Segments

     Approximately 92% of the Company's business consists of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and bio-hazard control products. The Company does not operate in other industry segments. The Company has no foreign operations.


11.    SUPPLEMENTARY INCOME STATEMENT INFORMATION

     For the years ended June 30, the following supplemental expense information is presented for analysis.

                                         1998       1997        1996
                                         ____       ____        ____

     Repairs and maintenance             $418	    $988      $2,160
     Advertising                        3,154	   8,053      67,633
     Sales and property taxes             819	   2,489       2,355
     Provision for doubtful accounts    2,307	   1,800       1,800

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996

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

     The carrying amounts reflected in the balance sheets for cash and notes payable approximate the respective fair values due to the short maturities of those instruments.

13.     FUTURE OPERATIONS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company suffered losses of $122,372, and $206,413 during the years ended June 30, 1997 and 1996, respectively. In addition, the Company has a net stockholders' deficiency of $506,726 at June 30, 1998.

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