Form 10-K
period 1999-06-30
CDX COM INC
filed 1999-10-04
CIK 351129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1999

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

Since February of 1986, there have been no published prices of the Registrant's stock. The total number of shares held by nonaffiliates of the Registrant as of September 30, 1999 was 1,180,191.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1999

4,887,927

DOCUMENTS INCORPORATED BY REFERENCE
Document          Part of 10-K into which incorporated

None

CDX CORPORATION
1999 Annual Report on Form 10-K

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

The Company is in the process of changing its name to better reflect its marketing efforts and its vision of future marketing channels.

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

The types of products which the Company currently markets are described below.

1. CDX SPIRO 850. A new model of spirometer, the CDX850, was procurred 	under
             an exclusive OEM supply arrangement to replace the CDX Spiro
             110's and was introduced in the beginning of FY 99.  The CDX850
             is 	a portable, compact pulmonary diagnostic machine utilizing
            	digital electronics and the latest technology.  The unit has been well received.

     2. CDX SPIRO 110's. The Company previously sold a line of spirometers
             (the 	110 series) which it manufactured. Production of the 110
             Series 	spirometers was curtailed at the end  of FY 98. The
             Company 	continues to support and repair such spirometers.

Additionally, the Company provides for sale of disposable and accessory items associated with its testing equipment as well as maintenance and service agreements.

     3. Biosponse
             A portable bio-hazard spill kit for bloodborne pathogens which complies with OSHA regulation.

     4. Biopail
             A complete clean up and personal protection for first responders against blood pathogens contained in a refillable two gallon pail meeting OSHA Regulations.


The Company formerly marketed a CPR mask known as the "Instant Response Mask" or "IRM." Marketing of the IRM was discontinued in FY98 in an effort to reduce costs related to marginal products.

Additionally the Company resells certain products for use in physicians market, for example, blood pressure cuffs and laryngoscopes. The Company feels these items are in demand by its core customers and fit well with current sales efforts.

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

During the year ended June 30, 1999, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

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

Relative to the IRM mask, initially the Company held exclusive worldwide distribution rights under terms of an agreement with Valley Forge Scientific. During FY 96 the Company relinquished its exclusive rights and has undertaken to co-distribute the IRM with Valley Forge in return for a 10% royalty on all IRM sales by Valley Forge. The Company has curtailed active marketing of the IRM mask.

D. Product Development

The Company has undertaken a product development program with the ultimate objective of the following:

The development of products specifically targeted at the equipment needs of the physician's office.

E. Products Protection

The company holds a patent issued by the U.S. Patent office in 1981 for the overall structure and function of its remote pulmonary function tester known as the CDX 110. The Company's current products have protection under certain claims of this patent. The patent does not apply outside the United States. Protection under this patent lapsed in 1998.

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

H. Employees

As of June 30, 1999, the Company employed one full-time employee whose services are provided to the Company by an affiliate on full reimbursement basis.

Item 2.    PROPERTIES

     In July of 1997 the Company moved its sales offices and operations to Massachusetts. The Company's administrative offices and manufacturing facilities consist of approximately 1,500 square feet of office, manufacturing and storage space located in a mixed-use commercial building in Dedham, Massachusetts which it rents on a short term basis. The Company believes that its rental costs are comparable to those charged for comparable space on month to month basis. The facilities have been rented on a month to month basis since March 1, 1995. In September 1998 the Company moved its sales offices and operations back to Providence, Rhode Island. Currently the Company rents its facilities on a month to month basis from an affiliate. Management believes that the rental rates charged are the same or more favorable than those which would be available from unaffiliated third parties. Rental space is available in the area, and the Company expects to be able to continue to be able to obtain adequate space at costs comparable to its current rent.

Item 3.    LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The corporation did not submit any matter to a vote of security holders during the year ended June 30, 1999.

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

Holders

     Based upon the number of record holders, the approximate number of shareholders of the common stock of the Corporation as of June 30, 1999 was 868.

Dividends

     No dividends have been declared during the past fiscal years with respect to common stock.




Item 6.     SELECTED FINANCIAL DATA

                       1999	     1998         1997          1996        1995

Net Sales &
Operating
Revenues            $318,260	   $264,175	    $379,608      $394,043    $445,285

Profit (Loss)       $(14,980)	    $84,452	    (122,372)     (206,413 (75,028)

Profit (Loss)
per Common Share      (.003)	      .017 	      (.028)        (.057)    (.022)

Total Assets         120,151	    179,688      185,918       184,081   303,838

Long Term
Obligations           25,000	     25,000	      25,000        25,000    25,000

Cash Dividend
Declared
per Share               0.00         0.00         0.00          0.00       0.00

Weighted average
number of
Common Sharesoutstanding 4,887,927  4,887,927   4,339,434 3,587,927 3,472,094


MARKET INFORMATION

     CDX Corporation's common stock is traded over-the-counter in privately negotiated transactions between makers and brokers.


Price Range (closing bid) For fiscal year ending June 30:

                      1999                                   1998

          Bid    Prices   Asked   Prices      Bid    Prices    Asked   Prices
Quarter   High   Low      High    Low         High   Low       High    Low

1st       .125   .125	  .1875   .175	    .125   .125      .1875   .1875
2nd       .125   .125	  .2188   .1875	    .125   .125      .1875   .1875
3rd       .125   .125	  .1875   .1875	    .125   .125      .1875   .1875
4th       .125   .125	  .1875   .1875	    .125   .125      .1875   .175


These market quotations are from the National Daily Quotation Service. They reflect prices between dealers without retail mark up, mark down or commission. They do not represent actual transactions. No dividends have been declared during the past two fiscal years with respect to common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales and Operating Revenues for FY 99 increased by $54,085 which is up approximately 20% from the previous fiscal year. This compares with a decrease of $115,433, or approximately 30%, in similar figures for FY 98 to FY 97. Cost of Sales increased by $77,856 for FY 99 compared to FY 98, with the Company incurring an Operating Loss of $8,617. During the previous fiscal year, Cost of Sales decreased by $95,937 from those of FY 97 resulting in Operating Income of $10,017. FY 97 showed an Operating Loss of $104,327. Operating Loss for FY 99 was 2.7% as a percentage of Net Sales compared with Operating Income of 3.8% and Loss 27.5% for FY 98 and FY 97, respectively. The decrease in profitability is the result of higher unit costs. The improvement in operating results for FY 98 was a reflection of reduced costs and expenses, primarily in the areas of cost of goods, payroll and rent. Management plans to continue its efforts to reduce expenses and keep them in line with margins and to increase sales volume.

     Cost of Goods Sold as a percent of Net Sales increased from 34.8% ($91,855) in FY 98 to 53.3% ($169,711) in FY 99 due primarily to decreased use of inventoried parts and greater use of contract manufacture of units resulting in higher costs coupled with a reduction in unit selling price. Similar costs for FY 97 to FY 98 decreased from 49.5% ($187,793) to 34.8% ($91,855) of
Revenues.

     Selling and Administrative Expenses decreased overall by $5,137, to $157,166 for FY 99 from $162,303 for FY 98. As a percentage of Net Sales these figures were 49.4% and 61.4% respectively which represents a 12.0% decrease in such expenses between the two years. Comparable expenses for FY 97 were 78.0% ($296,142). The decrease in percentages of expenses shown in FY 99 and FY 98 reflects a decrease payroll and related expenses, lower rent expense and the elimination certain marginal marketing and advertising.

     Interest expense for FY 99 decreased $1,813 to $21,863 for the entire year. In FY 98, interest expense increased $5,631. Interest income was immaterial for FY 98 and 99.

	For FY 98 the Company had additional other income of $98,111 resulting from the write down and adjustment of certain payables.

     Inflation has had a minimum impact upon the Revenues and Costs of the Company.

Liquidity And Capital Resources

     In fiscal year 1999, the Company's liquidity decreased by $15,235.
This compares with an increased position of $76,595 in FY 98. This primarily reflects the impact the Net Loss of $(14,980) for FY 99 compared with Net Income of $84,452 for the previous FY. In FY 98 this was due to favorable working capital changes related to collections on accounts receivable and increases in inventory which were offset by operating income and increases in accounts payable and borrowings from two of its officers. In FY 98 the increase in liquidity was the result of moderate reduction of receivables, utilization of existing inventories, write down of prepaid expenses and certain capitalized development enhanced by net operating income offset by reduction in accounts payable, accrued expenses and payments on short term borrowings.

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

     None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Corporation, their ages, their positions held in the Corporation and the term during which each served in such position are as follows:

DIRECTORS


                                                           Year First Elected
Name and All Positions                                     or Nominated to
Held With the Corporation           Age                    Become a Director


Harold  I. Schein                   64                     1985
Chairman of the Board,
Treasurer and Director


Michael L. Schein                   35                     1998
President



Philip D. Schein                    36                     1989
Secretary
And Director

     Officers and directors are elected on an annual basis. The present term of office for each director will expire at the next annual meeting of the Company's stockholders at such time as his successor is duly elected.

     Officers serve at the discretion of the Board of Directors.


EXECUTIVE OFFICERS

Name and All Positions                    Year First           Term of
Currently Held                            Elected to           Office
With the Corporation          Age         This Office          Expiring

Harold I. Schein (2)          64
Chairman of the Board,                    1989                 (1)
Chief Executive Officer,                  1989                 (1)
Treasurer,                                1989                 (1)
Director                                  1985                 (1)

Michael L. Schein (2)         35
President                                 1998                 (1)

Philip D. Schein (2)          36
Secretary,                                1989                 (1)
Director                                  1989                 (1)

(1) The executive officers serve at the pleasure of the board of directors and do not have fixed terms.

(2)    Michael L. Schein and Philip D. Schein are sons of Harold I. Schein

HAROLD I. SCHEIN, 64, serves as Chairman of the Board, Chief Executive Officer, Treasurer and a Director. Mr. Schein, since January 1990, has been President of Richmond Square Capital Corporation, a private lender and venture capital corporation. Prior to 1990, Mr. Schein served as chairman and chief executive officer of William Bloom & Son, Inc, a manufacturer of store fixtures. From March 1989 to September 1992, Mr. Schein also served as chairman of Piezo Electric Products, Inc. of Metuchen, New Jersey, a publicly owned company. He is also a developer of commercial real estate. Mr. Schein became chairman of the board of directors and treasurer of the Corporation in March 1989.

MICHAEL L. SCHEIN, 34, serves as President. Mr. Schein became president of the corporation in May 1999. Mr. Schein has been in the private practice of law from 1990 to the present. Mr. Schein served as a special assistant prosecutor in the Rhode Island Department of Attorney General from 1990 to 1993. He is a 1986 graduate of Tufts University and received his JD from Boston University School of Law in 1990.

PHILIP D. SCHEIN, 36, serves as Secretary and a Director. Mr.Schein became secretary of the corporation in March 1989 and assumed the office of president in October 1992. He resigned as president in May, 1999 in order to pursue other ventures. Prior to this, Mr. Schein held the position of Executive
Vice President of William Bloom & Son, a manufacturer of custom store fixtures, where he was in charge of sales and manufacturing. He is a 1985 graduate of Boston University.

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


SUMMARY COMPENSATION TABLE
Annual Compensation

Long Term
Compensation
Awards

Securities
Name & Principal    Fiscal             Other Annual     Underlying
Position            Year     Salary    Compensation(1)  Option/SARS(#)
________________    ______   _______   ____________     ______________

Michael L. Schein	  1999     $     0
President

Philip D. Schein    1999     $ 6,200                         0
President 		        1998      52,944                         0
                    1997      65,000                     5,000

Harold I. Schein    1999     $     0                         0
Chairman &          1998           0                         0
Treasurer           1997           0                    17,500

(1) Certain perquisites provided to each of the named executive officers totaled less than 10 percent of each officer's total salary and Stock Option Grants.

OPTION/SAR GRANTS TABLE

Option/SAR Grants in Last Fiscal Year

	The Company did not grant any options during FY 99.


                    AGGREGATED OPTION EXERCISES IN 1999
                                   AND
                    OPTION/SAR VALUES AT FISCAL YEAR-END

                   Number of unexercised               Value of Unexercised
		       in-the-money				 in-the-money
		       options/SARs at			       options/SARs at
		       fiscal year-end (#)			 fiscal year end($) (1)
Name               Exercisable/unexercisable         Exercisable/unexercisable


Philip D. Schein     253,333/0                                 $6,000/$0

Harold I. Schein     602,500/0                                 $9,000/$0


(1) Market value of underlying securities at FYE 6.30.99 discounted by two-thirds to reflect restrictive provisions, minus exercise or base price.

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

          A summary of the plans at June 30, 1999 is as follows:

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


     In December 1992, the Company issued 600,000 warrants for its common stock to certain of its officers and consultants in return for services. The warrants are exercisable at $.02 per share with an expiration date of December
31, 1998.   Also, in February 1995, the Company issued 75,000 warrants for its common stock to an investor in connection with a loan. The warrants are divided into three equal classes with exercise prices of $0.25, $0.375 and $0.50 respectively with all classes expiring in February 1998. During December of FY99 the terms of the December 1992 warrants and the February 1995 warrants were modified and extended so that all series of warrants issued prior to December 31, 1998 shall expire as of December 31, 2001.


Item 12.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information as to persons other than management (see the following table) who are known to management to beneficially own more than 5% of the outstanding voting stock as of June 30, 1999.

Title        Name and Address           Amount and Nature of        Percent of
of Class     of Beneficial Owner        Beneficial Ownership        Class
________     ___________________        ____________________        __________

Common       Mendel S. Kaliff           247,223      Direct         5.6%
Stock        70 N.E. Loop 410
             No. 450
             San Antonio, TX 78216

The following table sets forth the security ownership of all directors and executive officers of the corporation as of June 30, 1999.

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


PART IV

Item 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as part of this report:

            1.     Financial Statements:

                   Opinions of independent public accountants dated
                   September 30, 1999 on the financial statements as follows:

                   Balance Sheets, June 30, 1999 and 1998.

                   Statements of Earnings for the years ended June 30, 1999, 1998 and 1997.

                   Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.

                   Statements of Changes in Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997.

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

Dated:  October 4, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date

/s/Harold I. Schein

_______________________     Chairman of the Board,           October 4, 1999
Harold I. Schein            Treasurer, Chief Finanacial
    Officer and Director


/s/Philip D. Schein

_______________________     Secretary and         		 October 4, 1999
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

CDX CORPORATION

FINANCIAL STATEMENTS
YEARS ENDED
JUNE 30, 1999, 1998, and 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
CDX Corporation

We have audited the balance sheets of CDX Corporation as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDX Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

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


September 30, 1999             /s/ Cayer, Prescott, Clune & Chatellier, LLP

CDX CORPORATION

BALANCE SHEETS
JUNE 30, 1999 and 1998

ASSETS

                                                  1999            1998
                                                  ___________     __________
Current assets:
  Cash                                  		         $  10,259	$   13,516
  Accounts receivable - trade (net of allowance
  for doubtful accounts of $1,260
  in 1999 and $660 in 1998)                           37,045	    28,708
  Inventory                                   		       9,209     40,491
  Prepaid expenses and other                       		             1,240
       Total current assets                           56,513	    83,955

Property and equipment -
net of accumulated depreciation                        9,178	    18,865

Other assets:
  Invention rights and deferred product
   development costs (less accumulated
   amortization of $454,256 in 1998 and
   $435,340 in 1997)                                  54,460	    76,868

        TOTAL ASSETS                              $  120,151  $ 179,688


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                 $  4,000	     6,000
   Accounts payable - trade                            33,089	    69,760
   Accounts payable - shareholder                     243,500    270,500
   Accrued interest payable                            91,974     71,375
   Accrued expenses                                     6,690      4,295
        Total current liabilities                    	379,253	   421,930

Other liabilities:
   Notes payable - officers                           212,604    214,484
   Notes payable                                       50,000     50,000
        Total other liabilities                       262,604    264,484

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000
   shares authorized, 4,888,093 shares issued
   at June 30, 1998 and 1997             			           48,881     48,881
   Capital surplus                                  4,771,798  4,771,798
   Deficit                                         (5,342,385)	(5,327,405)
   Less treasury stock; 166 shares,
   no assigned value                               ___________    ___________
        Total stockholders' equity                   (521,706)	  (506,726)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  120,151   $ 179,688

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED June 30, 1999, 1998, and 1997

                                      1999          1998           1997
                                      ___________   ___________    ___________
Revenues:
  Net sales and other revenues       $    318,260  $    264,175    $  379,608
Operating costs and expenses:
  Cost of sales                           169,711   	   91,855        187,793
  Selling & administrative expenses       157,166	     162,303        296,142
     Total operating
     costs and expenses                   326,877      254,158       483,935

Operating income (loss)       		           (8,617)       10,017       (104,327)

Other income (expense):
  Interest expense                      	 (21,863)	     (23,676)      (18,045)
  De-recognition of previously
   Accrued liability 			                   15,500        98,111
     Net other expense                   	 (6,363)	      74,435       (18,045)

Net income/(loss)                	      $	(14,980)  $    84,452     $ (122,372)

Net loss per common share              $   (.003)    $   .017         $ (.028)

Weighted-average number of
common shares outstanding              4,887,927      4,887,927      4,339,434

SEE NOTES TO FINANCIAL STATEMENTS.

CDX CORPORATION

[CAPTION]

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
									  	Shares
		    Shares      Par      Capital    Accumulated Treasury
		    Outstanding Value    Surplus    Deficit     Stock    Total
Balance 6/30/97  4,888,093   $48,881 $4,771,798 $(5,411,857)  166    $(591,178)

Net Income                               	           84,452             84,452

Balance 6/30/98  4,888,093    48,881  4,771,798  (5,327,405)  166     (506,726)

Net Loss         					                              (14,980)   	       (14,980)

Balance 6/30/99  4,888,093   $48,881 $4,771,798 $(5,342,385)  166    $(521,706)


SEE NOTES TO FINANCIAL STATEMENTS

CDX CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED June 30, 1999,
1998, and 1997


                                       1999           1998           1997
                                       ___________    ___________    ___________

Cash was provided by (used for):
  Operating activities:
    Net income (loss)                 $   (14,980)   $ 84,452     $ (122,372)
    Items in net loss not
       affecting cash:
       Depreciation and amortization       33,388	    21,724	       10,321
       Stock Based Compensation          			    			                 13,000
	 Foregiveness of Note Payable		 		                   (5,000)
    Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable                 (8,337)	    10,780	       13,689
       Inventory                           31,282	      6,064	       27,032
       Prepaid expenses and other       	   1,240	     16,233	      (10,976)
       Other assets                                   (34,915)      (39,424)
       Accounts payable - trade          	(35,931)	   (89,857)	     (23,042)
       Accounts payable - shareholder    	(27,000)	                  26,956
       Other current liabilities           22,994	    (9,604)	       20,449
       Total cash provided by
        (used for) operations  	            2,656		     (123)	   	   (84,367)
                                         __________    __________     _________

Investing activities:
    Purchase of property and equipment     (2,033)	    (1,445)	       (1,243)
       Total cash provided by
       (used for) investing activities     (2,033)	    (1,445)	       (1,243)



Financing activities:
    Proceeds from notes payable -
      officers                            		            20,000	       90,000
    Payments on notes payable             (3,880)       (6,221)	      (3,154)
       Total cash provided by (used
       for) financing activities          (3,880)	      13,779	       86,846

Increase (decrease) in cash
during the year               		          (3,257)	      12,221         1,236

Cash balance, beginning of the year   $	13,516     $     1,305	   $       69

Cash balance, end of the year      	  $	10.259     $    13,516     $   1,305

Supplemental disclosures of
cash flow information:
    Cash paid during the year
    for interest                      $	 1,264	     $    1,117     $     551

SEE NOTES TO FINANCIAL STATEMENTS

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 19987 and 1997


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

	At June 30, 1999, the carrying amount of the Company's deposits was $10,259 and the bank balance was $20,621, of which all was covered by federal depository insurance.

Accounts Receivable

     An allowance for doubtful accounts receivable is provided equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of the existing receivables and amounted to $1,260 and $660 at June 30, 1999 and 1998, respectively. The Company grants credit to customers who are located throughout the United States.

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, and 1997

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

Per Share Data

     Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding and common stock equivalents (unless antidilutive) during the periods (4,887,927 shares at June 30, 1999 and June 30, 1998 and 4,339,434 shares at June 30, 1997).

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

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, and 1997

2.     INVENTORY

          Inventory consisted of the following at June 30:

                                                      1999         1998
                                                      ____         ____

     Finished goods                                $ 9,209       20,353
     Raw materials                                       0       17,589
     Work-in-progress                                    0        2,549

          Total                                    $ 9,209      $40,491

3.    PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at June 30:

                                                      1999         1998
                                                      ____         ____
     Office equipment and furniture                $66,795     $ 67,720
     Production equipment                           35,257       35,257
     Computer equipment                             72,242       70,209
     Leasehold improvements                         16,256       16,256
          Total                                    190,550      189,442
     Less: accumulated depreciation                181,372      170,577

          Net property and equipment               $ 9,178     $ 18,865

          Depreciation expense for the years ended June 30, 1999 and 1998 was $10,981 and $2,808, respectively.



CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, and 1997

4.    INCOME TAXES (Continued)

	Due primarily to the utilization of net operating loss carryforwards, the Company has no provisions for income taxes for 1999, 1998, and 1997.

     	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are primarily attributable net operating loss carryforwards and tax credits. At June 30, 1999, 1998, and 1997, the Company's deferred tax assets consisted of the following:

                                             1999          1998          1997
                                             ____          ____          ____

     Deferred tax assets               	$ 597,289	     $ 680,712	   $ 807,423
     Valuation allowance             	   (597,289)	     (680,712)    (807,423)

       Net deferred tax assets
       recognized on the
       accompanying balance sheets      $       0    $        0    $        0

The components of the income tax (benefit) consisted of the following for the years ended June 30, 1998, 1997, and 1996:

                                        1999          1998          1997
                                        ____          ____          ____

     Current                         $ (3,600)     $ 20,000	     $(28,868)
     Deferred - using a blended
       federal and state rate of 24%        0             0             0
     Tentative tax provision (benefit) (3,600)	    (20,000)      (28,868)
     Less: valuation allowance          3,600	      20,000        28,868

     Net income tax provision (benefit) $   0       $     0     $       0

     The Company has a net operating and economic loss carryforward of aproximately $2,470,955 available to offset future federal and state taxable income through 2014.

The Company has investment tax credit carryforwards of approximately $1,030 which will expire in years 2000 through 2002 and approximately $15,777 of research and development costs that will expire in 2002.

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss and investment tax credit carryforwards which could be utilized.


5.    ACCRUED EXPENSES

          Accrued expenses are as follows for June 30:

                                                      1999        1998
                                                   _______      _______
 $   Accrued taxes                                 $    51      $   509
     Accrued professional and utilities              6,639        3,786

       Total                                       $ 6,690      $ 4,295

(CONTINUED)

CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997

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

     Future maturities of  long-term debt are as follows:

      Year ended
 	 June 30							Amount

2000     							$   4,000
2001 and thereafter					  212,604
  Total							$ 216,604

7.    NOTES PAYABLE

          At June 30, notes payable consisted of the following:

                                                       1999          1998
                                                       _______       _______

6% interest bearing note payable to a related party    $25,000       $25,000

10% interest bearing note payable to a
related party.
                                                        25,000        25,000

Total                                                  $50,000       $55,000

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

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, and 1997

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

In addition, in 1992, the Company issued 600,000 warrants for its common stock with an exercise price of $.02 to certain of its officers and consultants in return for forbearance and modification of certain notes and accounts payable and services. The warrants expire December 31, 1998.
Further, during 1995, the Company issued 75,000 warrants for its common stock to an unrelated party in connection with a loan. The warrants are divided equally into three classes of 25,000 each designated A, B, C with exercise prices of $.25, $.375 and $.50, respectively, all of which were to expire in February of 1998 and which have been extended and amended to expire in February of 2001. The Company has reserved 675,000 of its authorized common stock in connection with its warrants. In December 1998, the Company extended the expiration of all its outstanding warrants to December 31, 2001.

     In December 1996, the Directors of the Company issued 1,300,000 shares of authorized common stock at $.01 per share to officers of the Company and a related party for services.

          A summary of the plans at June 30, 1999 is as follows:

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

(CONTINUED)

CDX CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, and 1997


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

      Minimum lease payments and rental expense charged to operations are as follows:

     Date     Minimum lease payments     Rental expense
     ____     ______________________     ______________
     1999                                 15,147
     1998                                  7,820
     1997						19,452

10.    SEGMENT INFORMATION

     Industry Segments

     Approximately 92% of the Company's business consists of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and bio-hazard control products. The Company does not operate in other industry segments. The Company has no foreign operations.


11.    SUPPLEMENTARY INCOME STATEMENT INFORMATION

     For the years ended June 30, the following supplemental expense information is presented for analysis.

                                         1999       1998        1997
                                         ____       ____        ____

     Repairs and maintenance            $ 280	    $418   	    $  988
     Advertising                        6,678	   3,154	        8,053
     Sales and property taxes             	        819         2,489
     Provision for doubtful accounts   	  600	   2,307	        1,800

(CONTINUED)

CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997

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

13.     FUTURE OPERATIONS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company suffered losses of $14,980, and $122,372 during the years ended June 30, 1999 and 1997, respectively. In addition, the Company has a net stockholders' deficiency of $521,726 at June 30, 1999.

     The Company has been in the process of developing new and innovative Products and is in the investigation stage relative to expanding its line of medical testing equipment. The development of these products has taken longer than planned. The Company has brought some of these products to market, which have been met with a demand for improvements and changes to the products. Management plans to continue to have its spirometers manufactured by others and to emphasize its marketing of that and other medical products utilizing state of the art technology and to re-market these products to a substantial existing client base. Management expects sales and profits to significantly increase when the improved products are re-marketed.

     While management is confident that the new products will increase cash flow and make the Company profitable, there can be no assurance that the expected magnitude of growth will be experienced. Should the Company's expectations materialize, however, additional capital will not be required in order for it to continue operations.

(CONCLUDED)