Form 10QSB
period 1999-03-31
CDX COM INC
filed 1999-10-06
CIK 351129

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the combined three quarterly periods ended March 31, 1999

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Three Quarters Ended                  Commission File Number
March 31, 1999                            0-9735

CDX CORPORATION
(Exact name of registrant
as specified in its charter)

COLORADO                                  84-0771180
(State of Incorporation)                  (I.R.S. Employer
                                          Identification Number)

One Richmond Square
Providence, RI                                02916
(Address of principal
executive offices)                        (Zip Code)

Registrant's telephone number, including area code (401) 274-1444

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

CLASS                         SHARES OUTSTANDING AT MARCH 31, 1999

Common, $.01 par value        4,887,927

CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statement:

Condensed Balance Sheets as of March 31, 1999
          and June 30, 1998 . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Statements of Operations - Three months ended
          September 30, 1998 and September 30, 1997 . . . . . . . . . 4

          Condensed Statements of Operations - Six months ended
          December 31, 1998 and December 31, 1997 . . . . . . . . . . 5

          Condensed Statements of Operations - Nine months ended
          March 31, 1999 and March 31, 1998 . . . . . . . . . . . . . 6

          Condensed Statements of Cash Flows - Nine months ended
          March 31, 1999 and March 31, 1998 . . . . . . . . . . . . . 7

          Notes to Condensed Financial Statements . . . . . . . . . . 8


Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . 9

          Other Information . . . . . . . . . . . . . . . . . . . . . 10

CDX CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

                                   March 31, 1999           June 30,1998
                                     (unaudited)              (note)
Current Assets:
     Cash and Cash Equivalents     $      14,244          $       13,516
     Accounts Receivable, Net             40,959                  28,708
     Inventory                            37,206                  40,491
     Prepaid Expenses & Other                  0                   1,240

          Total Current Assets            92,409                  83,955

Property at Cost:
     Furniture & Equipment               190,716                 187,998
Less Accumulated Depreciation           (172,534)               (169,133)

Property-Net:                             18,182                  18,865

New Product Development                   70,754                  67,126
Invention Rights                           6,490                   9,742


Intangible Assets, Net:                   77,244                  76,868

          Total Assets             $     187,835          $      179,688

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31, 1999            June 30,1998
                                     (unaudited)                (note)
Current
Liabilities:

     Accounts Payable-Trade        $     84,591           $       69,760
     Accounts Payable-Affiliate         251,500                  270,500
     Accrued Interest Payable            81,225                   71,375
     Accrued Expenses & Other            11,501                   10,295
     Total Current Liabilities          428,817                  421,930



     Notes Payable-officers             223,946                  214,484

     Notes Payable                       50,000                   50,000

        Total Other Liabilities	        273,946			               264,484

Stockholders' Equity:
     Common Stock,$.01 Par Value
     Authorized 10,000,000 Shares
     Issued: 4,887,927 ; 4,887,927       48,881                   48,881

     Capital Surplus 	              4,771,798                4,771,798

     Accumulated Deficit -           (5,335,607)              (5,327,405)
     Less Treasury Stock,
     166 Shares;
     No Assigned Value                 --------                 --------

       Total Stockholder's Equity      (514,928)                (506,726)

          Total                   $     187,835            $     179,688


Note:     The balance sheet at June 30, 1998, has been taken from the audited financial statement at that date and condensed.









CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                           Three Months Ended

                                    1st Qtr-FY98           1st Qtr-FY99
                                 September 30, 1997    September 30, 1998

Revenues:

  Net Sales & Other Revenues     $      56,366          $      53,750

Operating Costs & Expenses:

  Cost of Sales                         14,414                 20,906
     Selling & Administrative
     Expenses                           30,781                 21,193

     TOTAL OPERATING COSTS &
     EXPENSES                           45,194                 42,099


Operating Income (Loss)                 11,172                 11,651

Other Income
     Interest Income                         0                      0
     Interest Expense                    7,273                  5,451
     Other                               4,723                      0

Income (Loss) Before Income Taxes        8,622                  6,200

Provision for Income Taxes                 ---                    ---

Net Earnings (Loss)              $       8,622         $        6,200

Net Earnings (Loss) per          $       .0018         $        .0013
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            4,887,927              4,887,927

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                            Six Months Ended

                                    2nd Qtr-FY98         2nd Qtr-FY99
                                 December 31, 1997     December 31, 1998

Revenues:

   Net Sales & Other Revenues   $      117,954          $     148,755


Operating Costs & Expenses:

     Cost of Sales                      34,271                 69,105
     Selling & Administrative
     Expenses                           64,746                 53,999

     TOTAL OPERATING COSTS &
     EXPENSES                           99,018                123,014


Operating Income (Loss)                 18,936                 25,651

Other Income
       Interest Expense                 12,768                 11,086
       Interest Income                       1                      0
       Other                             4,952                     80

Income (Loss) Before Income Taxes       11,121                 14,645
Provision for Income Taxes                   0                      0

Net Earnings (Loss)               $     11,121           $     14,645

Net Earnings (Loss) per           $     .0018            $      .003
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            6,208,228              4,887,927

CDX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                            Nine Months Ended

                                   3rd Qtr-FY98          3rd Qtr-FY99
                                  March 31, 1998        March 31, 1999

Revenues:

   Net Sales & Other Revenues   $      182,784         $     235,888

Operating Costs & Expenses:

   Cost of Sales                        54,793               144,295
     Selling & Administrative
     Expenses                          107,510                92,924

     TOTAL OPERATING COSTS &
     EXPENSES                          162,303               237,219

Operating Income (Loss)                 20,231                (1,331)

Other Income

     Interest Expense                   12,768                11,106
     Interest Income                         1                     0
     Other                               4,769                 4,234

Income (Loss) Before Income Taxes       12,234                (8,203)

Provision for Income Taxes                ---                   ---

Net Earnings (Loss)               $     12,234          $     (8,203)

Net Earnings (Loss) per           $      .0020          $     (.0017)
Common Share

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            6,208,228             4,887,927

CDX CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(unaudited)


                                           Nine  Months Ended

                                  March 31, 1998        March 31, 1999

OPERATING ACTIVITIES:
Net Income(Loss)                  $     12,235           $    (8,203)

 Adjustments to Reconcile
 Net Loss to Net Cash Provided/
 (Used) by Operating Activities:

 Depreciation & Amortization             8,590                 6,653
      A/R Allowance                       (947)                 (600)

 Changes in Operating
 Assets & Liabilities:
     Accounts Receivable                14,404               (11,651)
     Inventory                           5,865                 3,285
     Prepaid Expenses                    9,980                 1,240
     Accounts Payable-Trade                  0                14,831
     Accounts Payable-Affiliate       (386,147)              (19,000)
     Accrued Expenses                  (54,820)               11,056
 Total Adjustments                    (403,075)                5,814

 Net Cash (Used for)
 Operating Activities                 (390,841)               (2,389)

INVESTING ACTIVITIES:

     Purchase of Equipment                                    (2,718)
     Acquisition of Assets-Other             0                     0
     Fixed Assets                        (1,444)                   0
     New Product Development            (38,586)              (3,628)

     Net Cash (Used for)
     Investing Activities              (40,030)               (6,346)

FINANCING ACTIVITIES:
     Short-term Borrowings                   0                     0
     Issuance of Common Stock           13,201                     0
     Issuance of Preferred Stock       266,743                     0
     Note Payable - Bank                (3,707)               (3,707)
     Note Payable - Affiliate         (247,656)               13,169
     Additional Paid in Capital        316,832                     0

     Adjustment to Prior Period
     Retained Earnings                  98,912                     0

     Net Cash Provided by
     Financing Activities              444,325                 9,462

     Net (Decrease) in Cash
     and Cash Equivalents               13,454                   727

Cash and Cash Equivalents,
Beginning of Period                      1,305                13,516

Cash and Cash Equivalents,
End of Period                   $       14,759           $    14,244

CDX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Management, the unaudited condensed financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the nine months ended March 31, 1999 and the cash flows for the nine months ended March 31, 1999. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

2.     Inventory consists of the following at March 31, 1999 and June 30,
1998.

                                      March 31, 1999          June 30, 1998

                                                   (Unaudited)


Raw Material                          $   17,698             $    17,589
Work-in-Process  					                     2,644			                2,549
Finished Goods                            16,864  			             20,353

          Total                       $   37,206             $    40,491

3.     Intangible assets consist of the following at March 31, 1999 and June
30, 1998.

                                      March 31, 1999          June 30, 1998

     Invention Rights, Net            $   70,754             $   67,126
     New Product Development Costs, Net    6,490 	 		             9,742
          Total                       $   77,244             $   76,868

4. Accounts Payable-Affiliate represents rent and related expenses of office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales and operating revenues for nine months ended March 31, 1999, increased by 26.1% over the equivalent period in the prior year.

     Cost of sales as a percentage of net sales and operating revenues increased by 32% from 29% to 61% compared with the same period in the prior year. This is essentially due to purchasing spirometers from an OEM outside source compared with in-house manufacture.

     Sales and administrative expenses in the nine months ended March 31, 1999, decreased by 20% from 59% to 39% as compared to the same period in the prior year. This is primarily due to a reduced net sales and marketing payroll and by the curtailment of certain all marketing costs associated with CPR mask and all print media advertising.

Liquidity

     Working capital deficit at March 31, 1999, was generally unchanged from June 30, 1998. This improvement in the working capital deficit was primarily due to the maintenance of relative positions of payables and short term borrowings and receivables.

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

CDX also generates revenue from the sale of consumable and accessory items associated with its diagnostic equipment. In addition, the Company has developed an upgrade for its spirometers marketed to existing customers. The Company has curtailed manufacture of its Model 110S spirometer. The Model 110 series has been replaced by an updated model, CDX SPIRO 850, which is manufactured for the Compnany on an exclusive OEM basis. This product is marketed to physician offices, hospitals and industrial sites.

B. Products And Services

Approximately 22% of the Company's gross revenues in its most recent fiscal year was attributable to the sale of its testing machines, 57% of gross revenues was attributable to sales of consumable and accessory items and 9% of gross revenues was attributable to repairs and maintenance. Bio-hazard control products comprised 12% of sales.



The types of products which the Company currently markets are described below.


     1. 	 CDX SPIRO 850  Spirometer
             Computerized pulmonary diagnostic equipment which is used in the medical profession to test for indications of lung or congestive heart disease.

Additionally, the Company provides for sale of disposable and accessory items associated with its testing equipment as well as maintenance and service agreements; it also offers disposable items for the infection control markets.


  	  2.	 Biosponse
             A portable bio-hazard spill kit for bloodborne pathogens which complies with OSHA regulation.

     3. 	 Biopail
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

During the period ended March 31, 1999, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

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

Relative to the IRM mask, the Company held exclusive worldwide distribution rights under terms of an agreement with Valley Forge Scientific. During FYE
6.30.96 the Company relinquished its exclusive rights and has undertaken to co-distribute the IRM with Valley Forge in return for a 10% royalty on all IRM sales by Valley Forge. The Company has curtailed all efforts to market the IRM.

D. Product Development

The Company has undertaken a product development program with the ultimate objective of the following:

The development of products specifically targeted at the equipment needs of the physician's office. During the period ended March 31, 1999, the Company spent $ 377 on research and development.

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

H. Employees

As of March 31, 1999, the Company employed one full-time employee.

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

The agreement and arrangement described preceding was terminated in the fourth quarter FY 98 and all securities and liabilities were restored to previous status.

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

CDX Corporation

/S/ Michael L. Schein

_________________________________________
Michael L. Schein, President and Secretary


/s/ Harold I. Schein

_______________________________________
Harold I. Schein, Chairman of the Board, and Treasurer


Date: September 30, 1999

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