Form 10-K
period 2000-06-30
CDX COM INC
filed 2000-11-21
CIK 351129

CDX COM INC



Filing Type:
10-K
Description:
Annual Report
Filing Date:
November ____, 2000
Period End:
June 30, 2000


Primary Exchange:
Over the Counter Includes OTC
and OTCBB
Ticker:
CDXX





Table of Contents





10-K

PART I	4
Item 1	5
Item 2	6
Item 3	6
Item 4	7
PART II	7
Item 5	7
Item 6	7
Table1	7
Table2	6
Item 7	8
Item 8	8
Item 9	9
PART III	9
Item 10	9
Table3	9
Table4	9
Item 11	10
Table5	10
Table6	11
Item 12	12
Table7	12
Item 13	12
PART IV	13
Item 14	13
Balance Sheet	16
Income Statement	37


10-K


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2000

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

Since February of 1986, there have been no published prices of the
Registrant's stock. The total number of shares held by nonaffiliates of the
Registrant as of June 30, 2000 was 1,180,191.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2000

4,887,927

DOCUMENTS INCORPORATED BY REFERENCE
Document          Part of 10-K into which
incorporated

None

CDX CORPORATION
2000 Annual Report on Form 10-K

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

In December 1994 the Company acquired Compliance
Systems, a manufacturer of infection control products which provide emergency personnel with protection during trauma response situations and assist compliance with certain OSHA mandates.
In FY96 the Company also introduced a new version of its Instant Response Mask (IRM) with improved features designed to protect personnel involved in administering emergency cardio-resuscitation techniques to compliment the Compliance Systems product line. Marketing of the IRM was discontinued in FY 99.

CDX also generates revenue from the sale of consumable supplies and accessory items associated with its diagnostic equipment. In addition, the Company procured a new model of spirometer in FY 99.

B. Products And Services

Approximately 20% of the Company's gross revenues in its most recent fiscal year was attributable to the sale of its testing machines, 65% of gross revenues was attributable to sales of consumable and accessory items and 7% of gross revenues was attributable to repairs and testing. Bio-hazard control products comprised 8% of sales.

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

2.	CDX SPIRO 110's. The Company previously sold a
line of spirometers(the 110 series) which it manufactured. Production of the 110 Series spirometers was curtailed at the end of FY 98.
The Company continues to support and repair such spirometers.

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

During the year ended June 30, 2000, the Company did not have any one customer responsible for 10% or more of sales activity or revenues.

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

D. Product Development

In FY 00 the Company terminated its product development program which was targeted at the equipment needs of the physician's office to reduce costs.

E. Products Protection

The company held a patent issued by the U.S. Patent office in 1981 for the overall structure and function of its remote pulmonary function tester known as the CDX 110. The patent does not apply outside the United States. The
Company's current products had
protection under certain claims of this patent until 1998. Protection under this patent lapsed in 1998.

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

H. Employees

As of June 30, 2000, the Company employed no full-time employees. All services were provided to the Company by two independent contractors, one of which is an affiliate.

Item 2.    PROPERTIES

     In July of 1997 the Company moved its sales offices and operations to Massachusetts.
In September 1998 the Company moved its sales offices and operations to Providence, Rhode
Island. Currently the Company rents its facilities on a month to month basis from an affiliate. Management believes that the rental rates charged are the same or more favorable than those which would be available from unaffiliated third parties. Rental space is available in the area, and the Company expects to be able to continue to be able to obtain adequate space at costs comparable to its current rent.

Item 3.    LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

     The corporation did not submit any matter to a vote of security holders during the year ended June 30, 2000.

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

Holders

     Based upon the number of record holders, the approximate number of shareholders of the common stock of the Corporation as of June 30, 2000 was 868.

Dividends

     No dividends have been declared during the past fiscal years with respect to common stock.

Item 6.     SELECTED FINANCIAL DATA


	2000	1999	1998	1997	1996

Net Sales &
Operating
Revenues            	$243,327	$318,260
	$264,175	$379,608	$394,043

Profit (Loss)       	$(26,356)	$(14,980)
	$84,452	(122,372)	(206,413)

Profit (Loss)
per Common Share	(.005)	(.003)	.017
	(.028)	(.057)

Total Assets	105,548	120,151	179,688
	185,918	184,081

Long Term
Obligations	25,000	25,000	25,000
	25,000	25,000

Cash Dividend
Declared
per Share	0.00	0.00	0.00	0.00

Weighted average
number of
Common Shares
Outstanding 	4,887,927	4,887,927	4,887,927
	4,339,434	3,587,927





MARKET INFORMATION

     CDX Corporation's common stock is traded over-the-counter in privately negotiated transactions between makers and brokers.


Price Range (closing bid) For fiscal year ending June
30:



2000
1999
Quarter
Bid
High
Prices
Low
Asked
High
Prices
High
Bid
High
Prices
Low
Asked
High
Prices
High
1st
 .08
 .09
 .09
 .12
 .125
 .125
 .1875
 .175
2nd
 .08
 .09
 .09
 .14
 .125
 .125
 .2188
 .1875
3rd
 .05
 .09
 .09
 .15
 .125
 .125
 .1875
 .1875
4th
 .08
 .09
 .09
 .12
 .125
 .125
 .1875
 .1875

These market quotations are from the National Daily
Quotation Service.  They reflect prices
between dealers without retail mark up, mark down or commission. They do not represent actual transactions. No dividends have been declared during the past two fiscal years with respect to common stock.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations

     Net Sales and Operating Revenues for FY 00 decreased by $74,935 which is down approximately 24% from the previous fiscal year.
This compares with an increase of
$54,085, or approximately 20%, in similar figures for FY 99 to FY 98. Cost of Sales decreased by $66,534 for FY 00 compared to FY 99, with the Company incurring an Operating
Loss of $26,356. During the previous fiscal year, Cost of Sales increased by $77,856 from those of FY 98 resulting in Operating Loss of $14,900. FY 98 showed an Operating income of $84,452. The Operating Loss for FY 00 was 10.7% as a percentage of Net Sales compared with Operating Loss of 4.4% for FY 99 and operating income of 31% for FY 98, respectively. The decrease in profitability and FY 00 and FY 99 is the result of higher unit costs and lower sales. The improvement in operating results for FY 99 was a reflection of reduced costs and expenses, primarily in the areas of cost of goods, payroll and rent. Management hopes to continue its efforts to reduce expenses and keep them in line with margins and to increase sales volume.

     Cost of Goods Sold as a percent of Net Sales decreased from 44.8% ($109,177) in FY 00 from 53.3% (169,711) in FY 99 due primarily to decreased sales. Similar costs for FY 98 to FY 99 increased from 34.4% ($91,855) in FY 98 to
53.1% ($169,711) in FY 99.

     Selling and Administrative Expenses decreased overall by $26,241, to $130,925 for FY
00 from $157,166 for FY 99.  As a percentage of Net
Sales these figures were 53.5% and
49.38% respectively which represents a 17.2% decrease in such expenses between the two years. Comparable expenses for FY 98 were 57.1%
($162,303). The increase in percentages of expenses shown in FY 00 over FY 99 reflects a decrease in Net Sales without a corresponding decrease in expenses.

     Interest expense for FY 00 increased to $29,581 from $21,863 for FY 99. In FY 99, interest expense decreased $1,213. Interest income was immaterial for FY 99 and 00.

     Inflation has had a minimum impact upon the Revenues and Costs of the Company.

Liquidity And Capital Resources

     In fiscal year 2000, the Company's liquidity decreased by $11,875. This compares with a decreased position of $3,257 in FY 99. The FY 00 increase primarily reflects the impact of an increase in cash provided by operations for FY
00 of $9,219 versus cash from
operations of $2,656 in FY 99.
     The Company expects that its current working capital position is sufficient to continue to meet operating requirements during the coming fiscal year and that it has sufficient reserves to meet some unforeseen contingencies given a continued willingness on the part of several of its officers to fund deficits with loans.



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

     None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Corporation, their ages, their positions held in the Corporation and the term during which each served in such position are as follows:

DIRECTORS
		Year First Elected
Name and All Positions		or Nominated to
Held With the Corporation	Age	Become a Director

Harold  I. Schein	65	1985
Chairman of the Board,
Treasurer and Director

Michael L. Schein	36	1998
President

Philip D. Schein	37	1989
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


EXECUTIVE OFFICERS

Name and All Positions                    Year First
Term of
Currently Held                            Elected to
Office
With the Corporation          Age         This Office
Expiring

Harold I. Schein (2)          65
Chairman of the Board,                    1989
(1)
Chief Executive Officer,                  1989
(1)
Treasurer,                                1989
(1)
Director                                  1985
(1)

Michael L. Schein (2)         36
President                                 1998
(1)

Philip D. Schein (2)          37
Secretary,                                1989
(1)
Director                                  1989
(1)


(1) The executive officers serve at the pleasure of the board of directors and do not have fixed terms.


(2) Michael L. Schein and Philip D. Schein are sons of Harold I. Schein

HAROLD I. SCHEIN, 65, serves as Chairman of the
Board, Chief Executive Officer, Treasurer and a Director. Mr. Schein, since January 1990, has been President of Richmond Square
Capital Corporation, a private lender and venture capital corporation. Prior to 1990, Mr.
Schein served as chairman and chief executive officer of William Bloom & Son, Inc, a manufacturer of store fixtures. From March 1989 to September 1992, Mr. Schein also served as chairman of Piezo Electric Products, Inc. of Metuchen, New Jersey, a publicly owned company. He is also a developer of commercial real estate. Mr. Schein became chairman of the board of directors and treasurer of the Corporation in March 1989.

MICHAEL L. SCHEIN, 36, serves as President.  Mr.
Schein became president of the corporation in May 1999. Mr. Schein has been in the private practice of law from 1990 to the present.
Mr. Schein served as a special assistant prosecutor in the Rhode Island Department of Attorney General from 1990 to 1993. He is a 1986 graduate of Tufts University and received his JD from Boston University School of Law in 1990.

PHILIP D. SCHEIN, 37, serves as Secretary and a
Director. Mr. Schein became secretary of the corporation in March 1989 and assumed the office of president in October 1992. He resigned as president in May, 1999 in order to pursue other ventures. Prior to this, Mr.
Schein held the position of Executive Vice President of William Bloom & Son, a manufacturer of custom store fixtures, where he was in charge of sales and manufacturing. He is a 1985 graduate of Boston University.

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


SUMMARY COMPENSATION TABLE
Annual Compensation

Long Term
Compensation
Awards

Securities
Name & Principal    Fiscal             Other Annual
Underlying
Position            Year     Salary
Compensation(1)  Option/SARS(#)
________________    ______   _______   ____________
______________

Michael L. Schein	2000	 $______	0	0
President 	1999

Philip D. Schein    	2000	$     0
President 	1999	 6,200	0
	1998	52,944	0
	1997	65,000	5,000

Harold I. Schein	2000	$     0
Chairman &	1999	     0	0
Treasurer	1998	0	0
	1997	0	17,500


(1)	Certain perquisites provided to each of the
named executive officers totaled less
than 10 percent of each officer's total salary and Stock Option Grants.

(2)	Michael L. Schein provided services as an
independent contractor to the Company
and was paid $21,000 in FY 00.

OPTION/SAR GRANTS TABLE

Option/SAR Grants in Last Fiscal Year

	The Company did not grant any options during FY
2000.




AGGREGATED OPTION EXERCISES IN 2000
AND
OPTION/SAR VALUES AT FISCAL YEAR-END





Name

Number of unexercised in-
the-money options/SARs at
fiscal year-end (#)
Exercisable/unexercisable
Value of Unexercised
in-the-money
options/SARs at
fiscal year end($) (1)
Exercisable/unexercisable
Philip D. Schein
0/0
$0/$0
Harold I. Schein
0/0
$0/$0


(1)    Market value of underlying securities at FYE
00 discounted by two-thirds to reflect
restrictive provisions, minus exercise or base price.

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

          A summary of the plans at June 30, 2000 is as follows:

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


Item 12.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information as to persons other than management (see the following table) who are known to management to beneficially own more than 5% of the outstanding voting stock as of June 30, 2000.

Title        Name and Address           Amount and
Nature of        Percent of
of Class     of Beneficial Owner        Beneficial
Ownership        Class
________     ___________________
____________________        __________

Common       Mendel S. Kaliff           247,223
Direct         5.6%
Stock        70 N.E. Loop 410
             No. 450
             San Antonio, TX 78216

The following table sets forth the security ownership of all directors and executive officers of the corporation as of June 30, 2000.

Title      Name of            Amount and Nature of
Percent of
of Class   Beneficial Owner   Beneficial Ownership
of Class     Position
________   ________________   ____________________
__________   ________

Common     Harold I. Schein   2,616,737 (1)
59.6%        Treasurer,
Stock
Director, and

Chairman of

the Board

        13

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

Item 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS
ON FORM 8-K

     (a) The following documents are filed as part of this report:

            1.     Financial Statements:

                   Opinions of independent public
accountants dated
                   September 30, 1999 on the
financial statements as follows:

                   Balance Sheets, June 30, 2000 and
1999.

                   Statements of Earnings for the
years ended June 30, 2000,
                   1999 and 1998.

                   Statements of Cash Flows for the
years ended June 30, 2000,
                   1999 and 1998.

                   Statements of Changes in
Stockholders' Equity for the years
                   ended June 30, 2000, 1999 and
1998.

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

Dated:  November ____, 2000

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has
been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title
Date

/s/Harold I. Schein

_______________________     Chairman of the Board,
November ____, 2000
Harold I. Schein            Treasurer, Chief
Finanacial
    Officer and Director


/s/Philip D. Schein

_______________________     Secretary and
	 November ____, 2000
Philip D. Schein            Director

        15

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
______________

     *   Incorporated by reference from the issuer's
Annual Report Pursuant
         to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     x   Filed herewith



















CDX CORPORATION




BALANCE SHEETS FOR YEARS ENDED
JUNE 30, 2000 AND 1999
AND
STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY
AND CASH FLOWS FOR YEARS ENDED
JUNE 30, 2000, 1999 AND 1998










































INDEPENDENT AUDITOR'S REPORT





To the Stockholders and Board of Directors
CDX Corporation
We have audited the balance sheets of CDX Corporation as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000,
1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDX Corporation as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.
Management's plans regarding those matters are also described in Note 12. The financial statements do not include any adjustments that might result from this uncertainty.




November 13, 2000




CDX CORPORATION

BALANCE SHEETS
JUNE 30, 2000 AND 1999



ASSETS

	2000	1999
Current assets:
  Cash		$    22,134	$     10,259
  Accounts receivable - trade (net of allowance for
doubtful accounts of $1,260
    in 2000 and 1999)		22,489	37,045
  Inventory		     17,753	9,209
      Total current assets		     62,376
56,513

Property and equipment - net of accumulated
depreciation		       7,865	      9,178

Other assets:
  Invention rights and deferred product development
costs (less accumulated
    amortization of $495,817 in 2000 and $476,664 in
1999)		     35,307	    54,460

      TOTAL ASSETS		$  105,548	$
120,151




LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt		$
7,200	$        4,000
  Accounts payable - trade		27,612
	33,089
  Accounts payable - shareholder		238,317
	243,500
  Accrued interest payable		114,496
	91,974
  Accrued expenses		        6,581
6,690
      Total current liabilities		    394,206
379,253

Other liabilities:
  Notes payable - officers, net		209,404
	212,604
  Notes payable		      50,000	    50,000
      Total other liabilities		    259,404
262,604

Stockholders' deficiency:
  Common stock, $.01 par value; 10,000,000 shares
authorized, 4,888,093
    shares issued		48,881	48,881
  Capital surplus.		4,771,798	4,771,798
  Deficit.		(5,368,741)	(5,342,385)
  Less:  treasury stock, 166 shares, no assigned
value
      Total stockholders' deficiency
(548,062)	   (521,706)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY
	$   105,548	$    120,151




SEE NOTES TO FINANCIAL STATEMENTS.





CDX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


					Shares
	Shares		Capital	Accumulated
	Treasury
	Outstanding	Par Value	Surplus	Deficit
	Stock	Total


Balance, June 30, 1998		4,888,093	$48,881
	$4,771,798	$(5,327,405)	166	$(506,726)

Net loss
	(14,980)		(14,980)

Balance, June 30, 1999		4,888,093	48,881
	4,771,798	(5,342,385)	166	(521,706)

Net loss
	(26,356)		(26,356)

Balance, June 30, 2000		4,888,093	$48,881
	$4,771,798	$(5,368,741)	166	$(548,062)




















SEE NOTES TO FINANCIAL STATEMENTS.



CDX CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998



	2000	1999	1998

Revenues:
  Net sales and other revenues		$243,327
	$318,260	$264,175

Operating costs and expenses:
  Cost of sales		109,177	169,711
	91,855
  Selling & administrative expenses		  130,925
	157,166	162,303
      Total operating costs and expenses
240,102	326,877	254,158

Operating income (loss)		     3,225	(8,617)
	10,017

Other income (expense):
  Interest expense.		(29,581)	(21,863)
	(23,676)
  De-recognition of previously accrued liability
	              	15,500	98,111
      Net other income (expense)		  (29,581)
	(6,363)	74,435

Net income (loss)		$ (26,356)	$(14,980)	$
84,452



Net income (loss) per common share		$   (.005)
	$   (.003)	$     .017

Weighted-average number of common shares outstanding
	4,887,927	4,887,927	4,887,927























SEE NOTES TO FINANCIAL STATEMENTS.





CDX CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998



	2000	1999	1998

Cash was provided by (used for):
  Operating activities:
    Net income (loss)		$(26,356)	$(14,980)
	$84,452
    Items in net loss not affecting cash:
      Depreciation and amortization		20,466
	33,388	21,724
      Provision for forgiveness of note payable
		(5,000)
    Increase (decrease) in cash from changes in
assets and liabilities:
      Accounts receivable		14,556
	(8,337)	10,780
      Inventory		(8,544)	31,282	6,064
      Other assets			1,240	16,233
      Accounts payable - trade		(5,477)
	(35,931)	(34,915)
      Accounts payable - shareholder
	(5,183)	(27,000)	(89,857)
      Other current liabilities		  22,413
	22,994	(9,604)
      Total cash provided by (used for) operating
activities		  11,875	2,656	(123)

  Investing activities:
    Purchase of property and equipment
	(2,033)	(1,445)
      Total cash used for investing activities
0	(2,033)	(1,445)

  Financing activities:
    Proceeds from notes payable - officers
		20,000
    Payments on notes payable
	(3,880)	(6,221)
      Total cash provided by (used for) financing
activities		          0	(3,880)	13,779

Increase (decrease) in cash during the year
	11,875	(3,257)	12,211

Cash balance, beginning of the year		  10,259
	13,516	1,305

Cash balance, end of the year.		$22,134
	$    10,259	$    13,516


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest		$
7,059	$      1,264	$      1,117










SEE NOTES TO FINANCIAL STATEMENTS.





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, 1998


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Background

		CDX Corporation (the Company) was
incorporated in June, 1978 to engage in
the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession. This equipment tests for indications of lung or congestive heart disease. The Company also manufactures and sells other medical and sanitization equipment.


	Invention Rights

	In July of 1997, an updated version of the Spirosource, a technological enhancement to its computerized pulmonary diagnostic equipment, became available for sale to the public. For financial accounting purposes, this product has been recorded at cost, amortized on a straight-line basis over an estimated useful life of five years. The
Three-Liter Calibration Syringe was also developed and made available for sale to the public during the year. It has also been recorded at cost and amortized on a straight-line basis over an estimated useful life of five years.


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

	At June 30, 2000, the carrying amount of the Company's deposits was $21,834 and the bank balance was $36,629, of which all was covered by federal depository insurance.

	At June 30, 2000, the carrying value of
deposits of $21,834 and petty cash funds relate to the Balance Sheet as follows:

Cash deposits		$21,834
Add:  petty cash		      300
Cash		$22,134


	Accounts Receivable

		An allowance for doubtful accounts
receivable is provided equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of the existing receivables and amounted to $1,260 at June
30, 2000 and 1999, respectively.
The Company grants credit to customers who are located throughout the United States.




(CONTINUED)



CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

	Inventories

		Inventories are valued at the lower of
cost or market using the first-in, first-out method.


	Property and Equipment

		Property and equipment are recorded at
cost. Depreciation and amortization are recorded using the straight line and double declining balance methods over the estimated useful lives of the assets.

		The estimated useful lives of property
and equipment are as follows:

	Office furniture		7 years
	Office equipment		5 years
	Production equipment		5 years
	Computer equipment		5 years
	Leasehold improvements		31.5 years


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


	Per Share Data

		Loss per common share was computed by
dividing the net loss by the weighted
average number of shares of common stock outstanding and common stock equivalents
(unless antidilutive) during the periods.

The weighted average number of shares of common stock were 4,887,927 shares at June 30, 2000 and 1999.

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







(CONTINUED)



CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


2.	INVENTORY

		Inventory consisted of the following at
June 30:
	2000	1999

	Finished goods		$17,753	$9,209

	  Total		$17,753	$9,209

	The company charged a write-off of
obsolete/outdated inventory items in the amount of $30,667 to cost of goods sold during fiscal year 1999.



3.	PROPERTY AND EQUIPMENT

		Property and equipment consists of the
following at June 30:

	2000	1999

	Office equipment and furniture		$
66,795	$66,795
	Production equipment		35,257
	35,257
	Computer equipment		72,242
	72,242
	Leasehold improvements		    16,256
16,256
	  Total		190,550	190,550
	Less: accumulated depreciation
(182,685)	(181,372)

	      Net property and equipment		$
7,865	$  9,178


		Depreciation expense for the years ended
June 30, 2000 and 1999 was $1,313
and $10,981, respectively.



4.	INCOME TAXES

Due primarily to the utilization of net operating loss carryforwards, the Company has no provisions for income taxes for 2000, 1999, and 1998.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The
Company's net deferred tax asset
balances are primarily attributable to net operating loss carryforwards and tax credits. At
June 30, 2000, 1999, and 1998, the Company's deferred tax assets consisted of the following:



		2000	1999	1998

	Deferred tax assets		$593,480
	$597,289	$680,712
	Valuation allowance		 (593,480)
	(597,289)	(680,712)

	Net deferred tax assets recognized
	   on the accompanying balance sheets
	$           0	$          0	$
0


(CONTINUED)



CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


4.	INCOME TAXES (Continued)

The components of the income tax provision (benefit) consisted of the following for the years ended June 30, 2000, 1999, and 1998:

		2000	1999	1998

	Current	$         0	$        0	$
0
	Deferred - using a blended federal and state
rate of 24%		(6,300)	(3,600)	20,000
	Tentative tax provision (benefit)
	(6,300)	(3,600)	20,000
	Expiration of net operating loss carryforwards
	348,000	87,023	106,711
	Change in valuation allowance		 (348,000)
	(83,423)	(126,711)

	  Net income tax provision (benefit)
	$           0	$        0	$            0

	The Company has a net operating and economic loss carryforward of approximately $2,470,000 available to offset future federal and state taxable income through 2018 as follows:

2001		$348,000
2002		142,500
2005		95,500
2006		349,000
2007		334,500
2008		207,000
2009		253,000
2012		71,500
2013		205,000
2014		121,000
2018		12,949

The Company has approximately $15,777 of research and development credits that will expire in year 2002.

If certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of net operating loss and investment tax credit carryforwards, which could be utilized.

5.	NOTES PAYABLE - OFFICERS

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

(CONTINUED)



CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


5.	NOTES PAYABLE - OFFICERS (Continued)

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

	Future maturities of long-term debt are as follows:

	Year ended
	June 30	Amount

	2001		$    7,200
	2002 and thereafter		  209,404
	  Total		$216,604



6.	NOTES PAYABLE

		At June 30, notes payable consisted of
the following:

	2000	1999

	6% interest bearing note payable to a related
party		$25,000	$25,000

	10% interest bearing note payable to a related
party		  25,000	  25,000

	      Total		$50,000	$50,000



7.	STOCK OPTION PLANS

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

 (CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


7.	STOCK OPTION PLANS (Continued)

		In addition, in 1992, the Company issued
600,000 warrants for its common stock
with an exercise price of $.02 to certain of its officers and consultants in return for forbearance and modification of certain notes and accounts payable and services. The warrant expires December 31, 1998. Further, during
1995, the Company issued 75,000
warrants for its common stock to an unrelated party in connection with a loan. The warrants are divided equally into three classes of 25,000 each designated A, B, and C with exercise prices of $.25, $.375 and $.50, respectively, all of which were to expire in February of 1998 and which have been extended and amended to expire in February of 2001. The Company has reserved 675,000 of its authorized common stock in connection with its warrants. In December 1998, the Company extended the expiration of all its unexpired and outstanding warrants and options to December 31, 2001.

		In December 1996, the Directors of the
Company issued 1,300,000 shares of its
authorized common stock at $.01 par per share to officers of the Company and a related party for services.

	1987 Plan

		A summary of option transactions for the 1987 Plan during the years ended June
30, 1999 and 2000 is shown below:

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 1998		387,500
	$0.18
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		           0
	Outstanding at June 30, 1999		387,500
	$0.18

	Available for issuance at June 30, 1999
	1,112,500


	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 1999		387,500
	$0.18
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		           0
	Outstanding at June 30, 2000		387,500
	$0.18

	Available for issuance at June 30, 2000
	1,112,500

	A summary of options outstanding as of June 30, 1999 and 2000 is shown below:

	Exercise 	Number of Shares
	Price	Outstanding

	$0.18	387,500




(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


7.	STOCK OPTION PLANS (Continued)

	1992 Plan

		A summary of option transactions for the 1992 Plan during the years ended June
30, 1999 and 2000 is shown below:

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 1998		600,000
	$0.02
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		           0
	Outstanding at June 30, 1999		600,000
	$0.02

	Available for issuance at June 30, 1999
	0

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 1999		600,000
	$0.02
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		           0
	Outstanding at June 30, 2000		600,000
	$0.02

	Available for issuance at June 30, 2000
	0

		A summary of options outstanding as of
June 30, 1999 and 2000 is shown below:

	Exercise 	Number of Shares
	Price	Outstanding

	$0.02	600,000


	1995 Plan

		A summary of option transactions for the 1995 Plan during the years ended June
30, 1999 and 2000 is shown below:

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 1998		75,000
	$0.33
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		         0
	Outstanding at June 30, 1999		75,000
	$0.33

	Available for issuance at June 30, 1999
	0
	(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


7.	STOCK OPTION PLANS (Continued)

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 1999		75,000
	$0.33
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		         0
	Outstanding at June 30, 2000		75,000
	$0.33

	Available for issuance at June 30, 2000
	0

		A summary of options outstanding as of
June 30, 1999 and 2000 is shown below:

	Exercise 	Number of Shares
	Price	Outstanding

	$0.33	75,000



8.	LEASE AGREEMENT - RELATED PARTY

In October, 1998, the Company entered into an informal agreement with a related party for rental of facilities in Providence, Rhode Island with monthly rental payments of $750. On November 1, 1999, the related party agreed to reduce base monthly rental to $500.

		Rent expense charged to operations is as follows:

	Year ended
	June 30,	Rent expense

	2000	$  4,750
	1999	15,147
	1998	7,820



9.	SEGMENT INFORMATION

	Industry Segments

		Approximately 92% of the Company's
business consist of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and biohazard control products and repair services. The
Company does not operate in other industry segments.
The Company has no foreign
operations.







(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998


10.	SUPPLEMENTARY INCOME STATEMENT INFORMATION

		For the years ended June 30, the
following supplemental expense information is
presented for analysis.
	2000	1999	1998

	Repairs and maintenance		$    317	$
280	$  418
	Advertising		23,417	6,678	3,154
	Sales and property taxes		207
	819
	Provision for doubtful accounts
	600	2,307



11.	FINANCIAL INSTRUMENTS

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



12.	FUTURE OPERATIONS

		The accompanying financial statements
have been prepared in conformity with
generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. However, the Company suffered losses of $26,356 and
$14,980 during the years ended June 30, 2000 and 1999, respectively. In addition, the
Company has a net stockholders' deficiency of $548,062 at June 30, 2000.

	Management continues to look for opportunities in manufacturing new products in the medical field. Management is also seeking to merge with companies with products and/or services compatible with the Company's core business.

		The Company is in the process of
developing new and innovative products for the physician's marketplace. Management plans to develop upgrades and improvements to existing products utilizing state of the art technology and to remarket these products to its substantial existing client base.



13.	SUBSEQUENT EVENTS

	On September 7, 2000, the Corporation entered into a promissory note payable with a related party in the amount of $10,000. This note bears an interest rate of 9.5% per year and is due on or before December 7, 2000.



(CONCLUDED)



19
33