Form 10-Q
period 2000-09-30
CDX COM INC
filed 2000-11-21
CIK 351129

CDX COM INC



Filing Type:
10QSB
Description:
Quarterly Report
Filing Date:
Nov 21, 2000
Period End:
Sep 30, 00


Primary Exchange:
Over the Counter Includes OTC
and OTCBB
Ticker:
CDXX





Table of Contents




To jump to a section, double-click on the section name.

10QSB

PART I	2
Item 1.	2
Item 2.	2
Balance Sheet	2
Income Statement	3
Income Statement2	4
Cash Flow Statement	5
Table5	7
PART II	10
ITEM 1	10
ITEM 2	10
ITEM 3	10
ITEM 4	10
ITEM 5	10
ITEM 6	10

EX-27

Exhibit 27 Table	12





      10QSB
          1


FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For The quarter Ended                  Commission File Number
September 30, 2000                            0-9735

CDX CORPORATION
(Exact name of registrant
as specified in its charter)

COLORADO                                  84-0771180
(State of Incorporation)                  (I.R.S. Employer
                                          Identification Number)

One Richmond Square
Providence, RI                                02916
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

CLASS                         SHARES OUTSTANDING AT SEPTEMBER 30, 2000

Common, $.01 par value        4,887,927



CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statement:

Condensed Balance Sheets as of September 30, 2000
          . . . . . . . . . . . . . . . . . . . . . 3

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

          Notes to Condensed Financial Statements . . . . . . . . . . 8


Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . 9

          Other Information . . . . . . . . . . . . . . . . . . . . . 10



CDX CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

CDX CORPORATION

BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2000



ASSETS


Current assets:
  Cash		$      6,353
  Accounts receivable - trade (net of allowance for doubtful accounts of
$1,261 in 2000) 	27,574
  Inventory		     29,412
      Total current assets		     63,339

Property and equipment - net of accumulated depreciation		       7,865

Other assets:
  Invention rights and deferred product development costs (less accumulated
  amortization of $499,794  in 2000)		     31,330

      TOTAL ASSETS		$  102,534




LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt		$    13,700
  Accounts payable - trade		18,613
  Accounts payable - shareholder		238,317
  Accrued interest payable		120,553
  Accrued expenses		        6,144
      Total current liabilities		    397,327

Other liabilities:
  Notes payable - officers, net		209,404
  Notes payable		      50,000
      Total other liabilities		    259,404

Stockholders' deficiency:
  Common stock, $.01 par value; 10,000,000 shares authorized, 4,888,093
	shares issued	48,881
  Capital surplus.		4,771,798
  Deficit.		(5,374,876)
  Less:  treasury stock, 166 shares, no assigned value
      Total stockholders' deficiency		   (554,197)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY		$   102,534








CDX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


					Shares
	Shares		Capital	Accumulated	Treasury
	Outstanding	Par Value	Surplus	Deficit	Stock	Total



Balance, June 30, 1999	4,888,093	$48,881	$4,771,798	$(5,342,385)	166	$(521,706)

  Net Profit		                 			5,688		5,688

Balance September 30, 1999	4,888,093	$48,881	$4,771,798	$(5,336,697)	166
$(516,018)



Balance, June 30, 2000	  4,888,093	$48,881	$4,771,798	$(5,368,741)	166
$(548,062)
  Net Loss		                 			(6,135)		(6,135)

Balance September 30, 2000	4,888,093	$48,881	$4,771,798	$(5,374,876)
	166	$(554,197)






CDX CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



	2000	1999

Revenues:
  Net sales and other revenues		$  48,773	$59,105

Operating costs and expenses:
  Cost of sales		21,648	22,903
  Selling & administrative expenses		    27,203	30,514
      Total operating costs and expenses		    48,851	53,417

Operating income (loss)		          (78)	5,688

Other expense:
  Interest expense.		     (6,057)
Net other expense		     (6,057)	0

Net income (loss)		$   (6,135)	$5,688



Net income (loss) per common share		$      (.001)	$   .001

Weighted-average number of common shares outstanding		4,887,927	4,887,927



























SEE NOTES TO FINANCIAL STATEMENTS.





CDX CORPORATION

STATEMENTS OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


	2000	1999

Cash was provided by (used for):
  Operating activities:
    Net loss		$ (6,135)	 $   5,688
    Items in net loss not affecting cash:
      Depreciation and amortization		3,977
    Increase (decrease) in cash from changes in assets and liabilities:
      Accounts receivable		(5,085)	2,311
      Inventory		(11,659)	(10,166)
      Other assets			1,000
      Accounts payable - trade		(8,999)	(15,574)
      Other current liabilities		    5,620	5,128
      Total cash used for operating activities		 (22,281)	(11,613)

Investing activities:
  Purchase of property and equipment		             	(164)
      Total cash used for investing activities		           0	(164)

Financing activities:
  Lease proceeds			5,589
  Proceeds from notes payable - officers		10,000
  Payments on notes payable - officers		   (3,500)	(4,484)
      Total cash provided by financing activities		    6,500	1,105

Decrease in cash during the period		(15,781)	(10,672)

Cash balance, beginning of the period		  22,134	10,259

Cash balance, end of the period		$   6,353	$     (413)


Supplemental disclosures of cash flow information:
  Cash paid during the three months for interest		$          0	$          0


















SEE NOTES TO FINANCIAL STATEMENTS.





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Background

		CDX Corporation (the Company) was incorporated in June, 1978 to engage in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession. This equipment tests for indications of lung or congestive heart disease. The Company also manufactures and sells other medical and sanitization equipment.


	Invention Rights

	In July of 1997, an updated version of the Spirosource, a technological enhancement to its computerized pulmonary diagnostic equipment, became available for sale to the public. For financial accounting purposes, this product has been recorded at cost, amortized on a straight-line basis over an estimateduseful life of five years. The Three-Liter Calibration Syringe was also developed and made available for sale to the public during the year. It has also been recorded at cost and amortized on a straight-line basis over an estimated useful life of five years.


	Revenue Recognition

		Revenue is recognized upon the invoicing and shipping of equipment.


	Cash and Cash Equivalents

		The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

	At September 30, 2000, the carrying amount of the Company's deposits was $6,053 and the bank balance was $9,005, of which all was covered by federal depository insurance.

	At September 30, 2000, the carrying value of deposits of $6,053 and petty cash funds relate to the Balance Sheet as follows:

Cash deposits		$6,053
Add:  petty cash		    300
Cash		$6,353


	Accounts Receivable

		An allowance for doubtful accounts receivable is provided equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of the existing receivables and amounted to $1,261 at September 30, 2000. The Company grants credit to customers who are located throughout the United States.




(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

The weighted average number of shares of common stock were 4,887,927 shares at September 30, 2000.


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




(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Unaudited Condensed Financial Statements

	In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position of September 30, 2000, the results of operations for the three months ended September 30, 2000 and 1999 and the cash flows for the three months ended September 30, 2000 and 1999. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the years ended June 30, 2000 and 1999.



2.	INVENTORY

		Inventory consisted of the following at September 30:
	2000

	Finished goods		$29,412

	  Total		$29,412



3.	PROPERTY AND EQUIPMENT

		Property and equipment consists of the following at September 30:

	2000

	Office equipment and furniture		$  66,795
	Production equipment		35,257
	Computer equipment		72,242
	Leasehold improvements		    16,256
	  Total		190,550
	Less: accumulated depreciation		 (182,685)

	      Net property and equipment		$    7,865


		Depreciation expense for the three months ended September 30, 2000 and 1999 was $0.



4.	INCOME TAXES

Due primarily to the utilization of net operating loss carryforwards, the Company has no provisions for income taxes for 2000.




(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


4.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are primarily attributable to net operating loss carryforwards and tax credits. At September 30, 2000 the Company's deferred tax assets consisted of the following:

	2000

	Deferred tax assets		$593,480
	Valuation allowance		 (593,480)

	  Net deferred tax assets recognized on the accompanying
	    balance sheets		$           0

The components of the income tax provision (benefit) consisted of the following for the three months ended September 30, 2000:

	2000

	Current		$           0
	Deferred - using a blended federal and state rate of 24%		(6,300)
	Tentative tax provision (benefit)		(6,300)
	Expiration of net operating loss carryforwards		348,000
	Change in valuation allowance		 (348,000)

	  Net income tax provision (benefit)		$           0

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


(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


5.	NOTES PAYABLE - OFFICERS

		During 1993, an officer of the Company loaned the Company $80,000, with interest to be paid at 8%. Notes are payable in 60 monthly installments. No payments are expected during the next fiscal year per a forbearance agreement on December 2, 1996.

		During 1995, an officer of the Company loaned the Company
$15,000, with interest to be paid at 8%.   Note is payable in 60 monthly
installments.  No payments are expected during the next fiscal year.

		During 1996, officers of the Company loaned the Company $22,500 with interest to be paid at 9%. Principal and interest payments are due in 24 successive monthly payments.

		During 1997, an officer of the Company loaned the Company $75,000, with interest to be paid at 9%. Principal and interest payment is due in 30 days. Another officer of the Company loaned the Company $15,000 with interest to be paid at 13.99. Principal and interest payments are due in 48 successive monthly payments.

		During 1998, an officer of the Company loaned the Company $20,000 with interest to be paid at 8%. There are no formal repayment terms.

		During 2000, an officer of the Company loaned the Company $10,000 with interest to be paid at 9.5%. Principal and interest is due in ninety days.

	Future maturities of long-term debt are as follows:

	September 30	Amount

	2001		$  13,700
	2002 and thereafter		  209,404
	  Total		$223,104



6.	NOTES PAYABLE

		At September 30, 2000 notes payable consisted of the following:


	Note payable to a related party dated January 31, 1995.
	Note was payable in five years with interest payable at 10%. Interest was to accrue only in the years that the Company
	was profitable.		$25,000

	Note payable to a related party dated January 10, 1993.
	Note was payable in 60 monthly installments commencing
	on March 1, 1994.  Interest is payable at 6%.		  25,000

	      Total		$50,000




(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

	1987 Plan

		A summary of option transactions for the 1987 Plan during the three months ended September 30, 2000 is shown below:

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 2000		387,500	$0.18
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		           0
	Outstanding at September 30, 2000		387,500	$0.18

	Available for issuance at September 30, 2000		1,112,500

	A summary of options outstanding as of September 30, 2000 is shown below:

	Exercise 	Number of Shares
	Price	Outstanding

	$0.18	387,500




(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


7.	STOCK OPTION PLANS (Continued)

	1992 Plan

		A summary of option transactions for the 1992 Plan during the three months ended September 30, 2000 is shown below:

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 2000		600,000	$0.02
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		           0
	Outstanding at September 30, 2000		600,000	$0.02

	Available for issuance at September 30, 2000		0

		A summary of options outstanding as of September 30, 2000 is shown below:

	Exercise 	Number of Shares
	Price	Outstanding

	$0.02	600,000


	1995 Plan

		A summary of option transactions for the 1995 Plan during the three months ended September 30, 2000 is shown below:

	Number of 	Weighted-average
	Shares	Exercise Price

	Outstanding at June 30, 2000		75,000	$0.33
	Granted		0
	Exercised		0
	Forfeited		0
	Expired		         0
	Outstanding at September 30, 2000		75,000	$0.33

	Available for issuance at September 30, 2000		0

		A summary of options outstanding as of September 30, 2000 is shown below:

	Exercise 	Number of Shares
	Price	Outstanding

	$0.33	75,000


(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


8.	LEASE AGREEMENT - RELATED PARTY

In October, 1998, the Company entered into an informal agreement with a related party for rental of facilities in Providence, Rhode Island with monthly rental payments of $750. On November 1, 1999, the related party agreed to reduce base monthly rental to $500.

		Rent expense charged to operations is as follows:

	Three months ended
	September 30,	Rent expense

	1999	$2,250
	2000	$1,000



9.	SEGMENT INFORMATION

	Industry Segments

		For the three months ended September 30, 2000, approximately 85% of the Company's business consist of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and biohazard control products and repair services. The Company does not operate in other industry segments. The
Company has no foreign operations.

		For the three months ended September 30, 1999, approximately 87% of the Company's business consist of sales of computerized pulmonary diagnostic equipment and supplies. The rest of the Company's business consists of sales of infection and biohazard control products and repair services. The Company does not operate in other industry segments. The
Company has no foreign operations.



10.	SUPPLEMENTARY INCOME STATEMENT INFORMATION

		For the three months ended September 30, the following
supplemental expense information is presented for analysis.
	2000	1999

	Advertising		$4,711	$5,178
	Repairs and maintenance			317
	Sales and property taxes		477



11.	FINANCIAL INSTRUMENTS

		The Company is engaged primarily in the distribution of specialized medical equipment in North America. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.



(CONTINUED)





CDX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


11.	FINANCIAL INSTRUMENTS (Continued)

		Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the customer base and their dispersion across geographic areas.

		The carrying amounts reflected in the balance sheet for cash and notes payable approximate the respective fair values due to the short maturities of those instruments.



12.	FUTURE OPERATIONS

		The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company suffered losses of $6,135 during the three months ended September 30, 2000. In addition, the Company has a net stockholders' deficiency of $5,374,876 at September 30, 2000.

	Management continues to look for opportunities in manufacturing new products in the medical field. Management is also seeking to merge with companies with products and/or services compatible with the Company's core business (see Note 13).

		The Company is in the process of developing new and innovative products for the physician's marketplace. Management plans to develop upgrades and improvements to existing products utilizing state of the art technology and to remarket these products to its substantial existing client base.



13.	SUBSEQUENT EVENTS

On October 19, 2000 a letter of intent was entered into between a Florida corporation and CDX Corporation whereas the Florida corporation will acquire all of the shares of the capital stock owned and controlled by CDX for an amount based on the terms and conditions set forth in the letter of intent. In addition, the Florida corporation will pay all other additional costs such as legal, accounting, public relations required to conclude this transaction.




 (CONCLUDED)