Form 10QSB/A
period 2000-09-30
CDX COM INC
filed 2001-01-24
CIK 351129

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE EXCHANGE ACT For the transition period from _________ to _________.

                            Commission File Number
                                   0-9735

                              CDX CORPORATION
          (Exact name of registrant as specified in its charter)

 COLORADO                                        84-0771180
(State of Incorporation)                     (I.R.S. Employer
                                            Identification Number)

One Richmond Square
Providence, RI                                      02916
(Address of principal                             (Zip Code)
executive offices)
                             (401) 274-1444
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               YES  (X)    NO   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                         SHARES OUTSTANDING AT NOVEMBER 21, 2000

Common, $.01 par value        4,887,927

CDX CORPORATION
FORM 10-QSB QUARTERLY REPORT

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement:

        Condensed Balance Sheets as of September 30, 2000. . . . . . . . . . . 3

        Condensed Statements of Operations - Three months ended September 30,
        1998 and September 30, 1997  . . . . . . . . . . . . . . . . . . . . . 4

        Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . -

        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                 CDX CORPORATION CONDENSED BALANCE SHEETS


                                CDX CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000



ASSETS


Current assets:
  Cash                                                          $    6,353
  Accounts receivable - trade (net of allowance for
      doubtful accounts of $1,261 in 2000)                          27,574
  Inventory                                                         29,412
                                                                   -------
      Total current assets                                          63,339


Property and equipment - net of accumulated depreciation             7,865

Other assets:
  Invention rights and deferred product development costs
  (less accumulated amortization of $499,794  in 2000)              31,330
                                                                   -------
TOTAL ASSETS                                                    $  102,534
                                                                   =======



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt                             $   13,700
  Accounts payable - trade                                          18,613
  Accounts payable - shareholder                                   238,317
  Accrued interest payable                                         120,553
  Accrued expenses                                                   6,144
                                                                   -------
      Total current liabilities                                    397,327
                                                                   -------
Other liabilities:
  Notes payable - officers, net                                    209,404
  Notes payable                                                     50,000
                                                                   -------
      Total other liabilities                                      259,404
                                                                   -------
Stockholders' deficiency:
  Common stock, $.01 par value; 10,000,000 shares authorized,
      4,888,093 shares issued                                       48,881
  Capital surplus.                                               4,771,798
  Deficit.                                                      (5,374,876)
  Less:  treasury stock, 166 shares, no assigned value                   -
                                                                 ---------
         Total stockholders' deficiency                           (554,197)
                                                                 ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $    102,534
                                                                 =========


SEE NOTES TO FINANCIAL STATEMENTS

                              CDX CORPORATION

           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
            THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (Unaudited)

                                                                                        Shares
                                              Shares           Capital     Accumulated  Treasury
                                   Outstanding     Par Value   Surplus     Deficit      Stock     Total



Balance, June 30, 1999             4,888,093       $48,881     $4,771,798  $(5,342,385)    166   $(521,706)

  Net Profit                                                                     5,688               5,688
                                   ---------       -------     ----------  -----------    -----  ---------
Balance September 30, 1999         4,888,093       $48,881     $4,771,798  $(5,336,697)    166   $(516,018)
                                   =========       =======     ==========  ===========    =====  =========


Balance, June 30, 2000             4,888,093       $48,881     $4,771,798  $(5,368,741)    166   $(548,062)

  Net Loss                                                                      (6,135)             (6,135)
                                   ---------       -------     ----------  -----------    -----  ---------
Balance September 30, 2000         4,888,093       $48,881     $4,771,798  $(5,374,876)    166   $(554,197)
                                   =========       =======     ==========  ===========    =====  =========

SEE NOTES TO FINANCIAL STATEMENTS

                               CDX CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                     2000         1999

Revenues:
  Net sales and other revenues                   $  48,773      $ 59,105

Operating costs and expenses:
  Cost of sales                                     21,648        22,903
  Selling & administrative expenses                 27,203        30,514
                                                    ------        ------
      Total operating costs and expenses            48,851        53,417
                                                    ------        ------
Operating income (loss)                                (78)        5,688

Other expense:
  Interest expense.                                 (6,057)            0
                                                    ------        ------
Net other expense                                   (6,057)            0
                                                    ------        ------
Net income (loss)                                $  (6,135)     $  5,688
                                                    ======        ======

Net income (loss) per common share               $   (.001)     $   .001
                                                    ======        ======
Weighted-average number of common
shares outstanding                               4,887,927     4,887,927
                                                 =========     =========


SEE NOTES TO FINANCIAL STATEMENTS.

                               CDX CORPORATION
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                              2000              1999

Cash was provided by (used for):
  Operating activities:
    Net loss                                               $ (6,135)        $   5,688
    Items in net loss not affecting cash:
      Depreciation and amortization                           3,977                 0
    Increase (decrease) in cash from changes
    in assets and liabilities:
      Accounts receivable                                    (5,085)            2,311
      Inventory                                             (11,659)          (10,166)
      Other assets                                                0             1,000
      Accounts payable - trade                               (8,999)          (15,574)
      Other current liabilities                               5,620             5,128
                                                             -------           -------
      Total cash used for operating activities              (22,281)          (11,613)

Investing activities:
  Purchase of property and equipment                              0              (164)
                                                             -------           -------
      Total cash used for investing activities                    0              (164)

Financing activities:
  Lease proceeds                                                  0             5,589
  Proceeds from notes payable - officers                     10,000                 0
  Payments on notes payable - officers                       (3,500)           (4,484)
                                                             -------           -------
    Total cash provided by financing activities               6,500             1,105

Decrease in cash during the period                          (15,781)          (10,672)

Cash balance, beginning of the period                        22,134            10,259
                                                             -------           -------
Cash balance, end of the period                            $  6,353         $    (413)
                                                             =======           =======

Supplemental disclosures of cash flow information:
  Cash paid during the three months for interest           $      0         $       0
                                                             =======           =======



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

     At September 30, 2000, the carrying value of deposits of $6,053 and petty cash funds relate to the Balance Sheet as follows:

Cash deposits                $6,053
Add:  petty cash                300
                             ------
Cash                         $6,353


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


2.   INVENTORY

     Inventory consisted of the following at September 30,2000:

        Finished goods                            $29,412
                                                  -------
          Total                                   $29,412
                                                  =======


3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at September 30,2000:

                                                    2000
                                                  -------
        Office equipment and furniture          $  66,795
        Production equipment                       35,257
        Computer equipment                         72,242
        Leasehold improvements                     16,256
                                                  -------
          Total                                   190,550

        Less: accumulated depreciation           (182,685)
                                                  -------
              Net property and equipment        $   7,865
                                                  =======

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
                                                                2000

        Deferred tax assets                                  $593,480
        Valuation allowance                                  (593,480)
                                                             --------
Net deferred tax assets recognized on
the accompanying balance sheets                              $      0
                                                             ========

The components of the income tax provision (benefit) consisted of the following for the three months ended September 30, 2000:

                                                                2000

Current                                                      $      0
Deferred - using a blended federal and state rate of 24%       (6,300)
Tentative tax provision (benefit)                              (6,300)
Expiration of net operating loss carryforwards                348,000
Change in valuation allowance                                (348,000)
                                                              -------
          Net income tax provision (benefit)                 $      0
                                                              =======
        The Company has a net operating and economic loss carryforward of approximately $2,470,000 available to offset future federal and state taxable income through 2018 as follows:

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

     During 2000, an officer of the Company loaned the Company $10,000 with interest to be paid at 9.5%. Principal and interest is due in ninety days.

     Future maturities of long-term debt are as follows:

        September 30                                 Amount
        ------------                               ---------
        2001                                       $  13,700
        2002 and thereafter                          209,404
                                                   ---------
          Total                                    $ 223,104
                                                   =========


6.   NOTES PAYABLE

     At September 30, 2000 notes payable consisted of the following:

Note payable to a related party dated January 31, 1995.
Note was payable in five years with interest payable at 10%.
Interest was to accrue only in the years that the Company
was profitable.                                                  $25,000

Note payable to a related party dated January 10, 1993.
Note was payable in 60 monthly installments commencing
on March 1, 1994.  Interest is payable at 6%.                     25,000
                                                                 -------
     Total                                                       $50,000
                                                                 =======



(CONTINUED)

                                CDX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


7.   STOCK OPTION PLANS

     In November 1987, the Directors of the Company approved a Non- Qualified Stock Option Plan for employees, consultants and directors. The Company has reserved 60,000 unregistered shares of its common stock for use in this plan. During 1992, the Board of Directors reserved another 1,440,000 unregistered shares of its common stock for use in this plan. In addition, during 1993, the Company granted one of its directors options for 250,000 shares at $.10 per share. In 1995 the Company granted to an officer of the Company a five year option to purchase 15,000 shares at $.25 per share. In 1996, the Company granted to officers of the Company five year options to purchase 22,500 shares at $.25 a share.

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

     1987 Plan

     A summary of option transactions for the 1987 Plan during the three months ended September 30, 2000 is shown below:

                                                Number of       Weighted-average
                                                Shares          Exercise Price

     Outstanding at June 30, 2000                387,500              $0.18
     Granted                                           0
     Exercised                                         0
     Forfeited                                         0
     Expired                                           0
     Outstanding at September 30, 2000           387,500              $0.18

Available for issuance at September 30, 2000   1,112,500

     A summary of options outstanding as of September 30, 2000 is shown below:

                                                Exercise        Number of Shares
                                                Price           Outstanding
                                                --------        ---------------
                                                   $0.18            387,500




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

     Rent expense charged to operations is as follows:

     Three months ended
     September 30,                          Rent expense
     ------------------                     ------------
              1999                              $2,250
              2000                              $1,000

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


10.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     For the three months ended September 30, the following supplemental expense information is presented for analysis.
                                               2000            1999
                                              ------          ------
        Advertising                           $4,711          $5,178
        Repairs and maintenance                  317
        Sales and property taxes                 477



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

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES -

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

None

ITEM 5  OTHER INFORMATION -

None

ITEM 6  EXHIBIT AND REPORTS ON FORM 8-K -

A. Exhibits

None

B. Reports on Form 8-K

None

ADDITIONAL EXHIBITS -

          The Exhibits required to be furnished are either not applicable or the information can be clearly determined from the filed material.


SIGNATURES -

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            CDX Corporation

/s/ Michael L. Schein

___________________________________
Michael L. Schein, President and Secretary

/s/ Harold I. Schein

___________________________________
Harold I. Schein, Chairman of the Board
and Treasurer

Date:  November 21, 2000