Form 10QSB
period 2000-12-31
CDX COM INC
filed 2001-02-20
CIK 351129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended December 31, 2000.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .


                         Commission File Number: 0-9735

                                  CDX.COM, INC.
                                  -------------
               (Exact name of registrant as specified in charter)

          Colorado                                   84-0771180
(State of Incorporation)                            (I.R.S.Employer I.D. No)

             4200 Wisconsin Avenue NW, 4th Floor, Washington DC 20016
                    (Address of Principal Executive Offices)

                                 (202) 537-7750
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of January 31, 2001.

                    40,000,000 Common Shares, $.01 par value

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                  CDX.COM, INC.

                              INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of December 31, 2000..............................4

           Statements of Operations for the three and six months ended
           December 31, 2000 and 1999..........................................5

           Statements of Cash Flows for the six months ended December 31,
           2000 and 1999.......................................................6

           Notes to Financial Statements.......................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation................................................9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................11
Item 2.    Changes in Securities..............................................11
Item 3.    Defaults Upon Senior Securities....................................11
Item 4.    Submission of Matters to a Vote of Securities Holders..............11
Item 5.    Other Information..................................................11
Item 6.    Exhibits and Reports on Form 8-K...................................11

Signatures

                                  CDX.COM, INC.
                           (Formerly CDX Corporation)

                     BALANCE SHEET AS OF DECEMBER 31, 2000,
                            STATEMENTS OF OPERATIONS,
           FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 AND THE
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                       AND
         CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                  CDX.COM, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)
                                December 31, 2000





                                     ASSETS

      TOTAL ASSETS                                              $            0
                                                                ==============




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable - trade                                      $       20,275
  Due to the Schein Group                                              568,953
  Due to Tampa Bay Financial, Inc                                        2,837
                                                                --------------
      Total current liabilities                                 $      592,065
                                                                ==============

Stockholders' deficiency:
 Common stock, $.01 par value; 10,000,000 shares authorized,
 4,888,093 shares issued                                                48,881
 Capital surplus                                                     4,771,798
 Deficit                                                            (5,412,744)
 Less:  treasury stock, 166 shares, no assigned value                        -
                                                                --------------
      Total stockholders' deficiency                                  (592,065)
                                                                --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $            0
                                                                ==============



SEE NOTES TO FINANCIAL STATEMENTS.

                                  CDX.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                       and
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                July 1, 2000-     July 1, 1999-     October 1, 2000-    October 1, 1999-
                                                 December 31,      December 31,       December 31,        December 31,
                                                     2000             1999                2000                1999
                                                -------------     -------------     ----------------    ----------------
Revenues:
  Net sales and other revenues                   $  81,091           $ 105,505          $   32,318         $   46,400
                                                -------------     -------------     ----------------    ----------------
Operating costs and expenses:
  Cost of sales                                     36,198              42,057              14,550             19,154
  Selling & administrative expenses                 63,795              76,093              36,592             39,977
                                                -------------     -------------     ----------------    ----------------
      Total operating costs and expenses            99,993             118,150              51,142             59,131
                                                -------------     -------------     ----------------    ----------------

Operating loss                                     (18,902)            (12,645)            (18,824)           (12,731)
                                                -------------     -------------     ----------------    ----------------
Other expense:
  Interest expense                                  (6,057)            (10,826)                  0             (5,413)
                                                -------------     -------------     ----------------    ----------------

Net loss before extraordinary items                (24,959)            (23,471)            (18,824)           (18,144)

Extraordinary items:
  Gain on transfer of assets and assumption of
  liabilities by Cyber Diagnostics Medical, Inc.   549,909                   0                   0                  0
  Past services rendered by the Schein Group      (568,953)
                                                -------------     -------------     ----------------    ----------------
      Net loss                                   $ (44,003)          $ (23,471)         $  (18,824)        $  (18,144)
                                                =============     =============     ================    ================

Net loss per common share                        $   (.009)          $   (.005)         $    (.004)        $    (.004)
                                                =============     =============     ================    ================

Weighted-average number of common shares
  outstanding                                    4,887,927           4,887,927           4,887,927          4,887,927
                                                =============     =============     ================    ================

After the January 23, 2001 2.33 for 1 stock
dividend:
  Net income (loss) per common share           $     (.004)       $      (.002)       $      (.002)      $      (.002)
                                                -------------     -------------     ----------------    ----------------

  Weighted average number of common shares
  outstanding                                   11,388,870          11,388,870          11,388,870         11,388,870
                                                =============     =============     ================    ================

SEE NOTES TO FINANCIAL STATEMENTS.

                                  CDX.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                       2000               1999
                                                   ----------         ----------
Cash was provided by (used for):
  Operating activities:
  Net loss                                         $ (44,003)          $(23,471)
  Adjustments to reconcile net income to net
  cash used for operating activities:
    Depreciation and amortization                      7,954             11,204
    Accounts receivable                                                  17,351
  Increase (decrease) in cash from changes in
  assets and liabilities:
    Inventory                                                           (16,927)
    Other assets                                           0                  0
    Accounts payable - trade                                              2,370
    Due to the Schein Group                          568,953
    Accrued interest payable                                             10,827
    Other current liabilities                                              (614)
                                                   ----------         ----------
      Total cash provided by operating
      activities                                     532,904                740
                                                   ----------         ----------

Financing activities:
  Payments on notes payable - officers                                   (6,792)
  Non-cash gain from transfer of assets and
  assumption of liabilities by Cyber
  Diagnostics Medical, Inc                          (549,909)                 0
  Non-cash divestiture of assets and liabilities      (5,129)                 0
                                                   ----------         ----------
      Total cash provided by (used for)
      financing activities                          (555,038)            (6,792)
                                                   ----------         ----------

Decrease in cash during the period                   (22,134)            (6,052)

Cash balance, beginning of the period                 22,134             10,259
                                                   ----------         ----------

Cash balance, end of the period                    $       0           $  4,207
                                                   ==========         ==========

Supplemental disclosures of cash flow information:

  Cash paid during the six months for interest     $       0           $      0
                                                   ==========         ==========


SEE NOTES TO FINANCIAL STATEMENTS.

                                  CDX.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Background

            CDX.COM, Inc. (the "Company"), (formerly CDX Corporation), was incorporated as a Colorado Corporation in June, 1978 to engage in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession.

            On November 18, 2000, Tampa Bay Financial, Inc., a Florida Corporation ("TBF"), entered into an agreement (the "Agreement") with the Company and certain of its stockholders. The Agreement obliged TBF and persons affiliated with TBF to acquire 3,523,733 shares (72%) of the Company's outstanding common stock, thereby acquiring control of the Company. The selling stockholders in the transaction were the Company's directors, Harold I. Schein, Philip D. Schein and Michael Schein (the
      "Schein Group"). In addition, as compensation for services, the Company agreed to issue 7,111,906 shares of common stock to the Schein Group pursuant to a registration statement on Form S-8. The Schein Group agreed after that issuance to transfer 6,511,906 additional shares to TBF and persons affiliated with TBF.

            Under the agreement, TBF paid aggregate consideration of $262,500 to the Schein Group. TBF changed the Company's business plan from the manufacture and sale of computerized pulmonary diagnostic equipment to international communications.

          In connection with the transaction, the Schein Group resigned from any and all positions with the Company, including their positions as officers and directors. Two designees of TBF, O. Howard Davidsmeyer and Matthew Veal, were appointed to the Board. In addition, Mr. Davidsmeyer was elected to serve as Chairman of the Board and Chief Executive Officer, and Mr. Veal was elected to serve as Secretary, Treasurer and Chief Financial Officer. In December 2000, Mr. Davidsmeyer resigned as Chief Executive Officer and was replaced by Mr. Philip Verruto, and Mr. Veal resigned as Treasurer and Chief Financial Officer and was replaced by Mr. Craig Thompson.

          On November 21, 2000, the Company executed a contract with Cyberdiagnostics, Inc. ("CDI") for the sale of substantially all of the Company's assets used in connection with the sale of computerized pulmonary diagnostic equipment and bio-hazard control products. The transferred assets included all furniture, fixtures, equipment, inventory, plans, permits, licenses, approvals and trade names (including "CDX", "CDX Spiro 850", "CDX 50", "CDX Biosponse", and "CDX Biopail") in addition to the Company's books, records signage and goodwill, associated with that line of business.

            In consideration for the sale, CDI expressly assumed all of the Company's liabilities and agreed to indemnify the Company against all costs, expenses, claims, judgments or damages arising out of CDI's assumption of liabilities.

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

                                                                     (CONTINUED)

                                  CDX.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Basis of Presentation

            The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of June 30, 2000 contained in its Form 10-KSB.

2.    GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $(592,065), an accumulated deficit of $(5,412,744) as of December 31, 2000, and a net loss for the six months then ended of $(44,003). Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its ongoing operations through the sale of its common stock in one or more private placements and through issuance of debt. There is no assurance that it will be successful in its efforts to raise capital or secure other financing.

3.    SUBSEQUENT EVENTS

            On  January  5,  2001,   the  Company   amended   its   articles  of
      incorporation by substituting the authorization for 500,000,000 shares of common stock for the 10,000,000 shares, which were previously authorized.

            On January 5, 2001, the Board of Directors approved a 2.33 for 1 stock dividend with a record date of January 23, 2001. The payment date of the stock dividend was January 24, 2001. All record owners of CDX.COM, Inc. stock at the close of the market on January 23, 2001 were entitled to the additional shares from the stock dividend.

            On January 12, 2001, a plan of reorganization was adopted to be effective January 26, 2001. At the effective time, PENSAT International Communications, Inc. merged with and into PENSAT, which was designated as the surviving Corporation, as a wholly owned subsidiary of CDX.COM, Inc. The merger was accounted for as a reverse merger under generally accepted accounting principles wherein PENSAT stockholders retained majority interest in the surviving entity. The effect of these transactions will be reflected in the Company's financial statements for the period ended March 31, 2001.

Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three and six months ended December 31, 2000 and 1999 included with this Form 10-QSB.

The Company is currently in the process of creating strategic relationships and acquiring complementary operating companies within the global communications industry.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF HISTORICAL OPERATIONS

Quarter Ended December 31, 2000 and 1999

For the quarter ended December 31, 2000 revenues were $32,318 compared to $46,400 for the quarter ended December 31, 1999

We incurred a net loss of approximately $18,824 for the quarter ended December 31, 2000 as compared with a net loss of $18,144 for the quarter ended December 31, 1999. Our operating expenses consist primarily of sales and general and administrative expenses. General and administrative expenses decreased to $36,592 for the quarter ended December 31, 2000 from $39,977 for the quarter ended December 31, 1999, and principally includes payroll and related taxes; professional fees for consulting, advertising and amortization charges.

The results of operations for the quarter ended December 31, 2000 are not necessarily indicative of the results for any future interim period or for the year ending June 30, 2001.

Six Months Ended December 31, 2000 and 1999

For  the  six  months  ended   December  31,  2000  we  generated   revenues  of
approximately $81,091. We generated revenues of $105,505 for the six months ended December 31, 1999.

We  incurred  a net  loss of  approximately  $44,003  for  the six  months-ended
December 31, 2000 as compared with a net loss of $23,471 for the six months-ended December 31, 1999. Our operating expenses consist primarily of sales and general and administrative expenses. General and administrative expenses decreased to $63,795 for the six months ended December 31, 2000 from $76,093 for the six months ended December 31, 1999, and principally includes payroll and related taxes; professional fees for consulting, advertising and amortization charges

The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results for any future interim period or for the year ending June 30, 2001.

Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations. At December 31, 2000 we had cash and cash equivalents of $0.

We will require additional capitalization to support and expand our operations and finance our future working capital requirements. There can be no assurances that future capital will become available when needed, or at all.

Future Operations

The preceding discussion of results of operations relates to our former structure as a medical technology enterprise. Because of our decision to divest ourselves of all operations pertaining to that business, the historical information presented is no longer indicative of present or planned future operations. We are now repositioning ourselves as a Global ICP (Integrated Communications Provider) serving the Hispanic and Arabic speaking communities in America, Latin America, Europe and the Middle East.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of companies within the global telecommunications industry at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      At a special meeting of stockholders on January 5, 2001, the Board of Directors of the Company and a majority of its stockholders agreed to amend its Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock. On January 5, 2001, the Board of Directors also approved a stock dividend of two and one third shares for each share of common stock outstanding as of the record date of January 23, 2001.

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      At a special meeting of stockholders on January 5, 2001, stockholders holding a majority of the company's outstanding common stock approved an amendment to the Company's Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock.

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

            3(i).4 Amendment to Articles of Incorporation filed January 8, 2001.


            10.1 Agreement dated January 25, 2001 between Standard Registrar & Transfer Company, Inc. and CDX.com, Inc.


         (b)   Form 8-K, filed November 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2001                                  /s/Phillip A. Verruto
-----------------                                  -------------------------
     Date                                          Philip A. Verruto,
                                                   Chief Executive Officer