Form 10QSB
period 2001-03-31
CDX COM INC
filed 2001-05-21
CIK 351129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ____________ .

                         Commission File Number: 0-9735

                              CDX.COM, INCORPRATED
               (Exact name of registrant as specified in charter)

       Colorado                                              84-0771180
(State of Incorporation)                             (I.R.S. Employer I.D. No)

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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001.

                    155,743,503 Common Shares, $.01 par value

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                              CDX.COM INCORPORATED

                              INDEX TO FORM 10-QSB

PART I.                       FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Balance Sheets as of March 31, 2001 and June 30, 2000..........5

                 Statements of Operations for the three and nine months
                 ended March 31, 2001 and 2000..................................7

                 Statements of Cash Flows for the nine months ended
                 March 31, 2001 and  2000.......................................9

                 Condensed Notes to Financial Statements........................10

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................15

PART II.         OTHER INFORMATION                                              23

Item 1.          Legal Proceedings
Item 2.          Changes in Securities
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Securities Holders
Item 5.          Other Information
Item 6.          Exhibits and Reports on Form 8-K

Signatures

                INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This filing, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect,"
"anticipate," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof are intended to specifically identify forward-looking statements.
Those statements appear in a number of places in this filing and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results
of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:
(i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors, prospective investors and other readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:
(i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of companies within the global telecommunications industry at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully develop its products and services; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's cash flow and abilities to obtain acceptable financing required for its current operations and growth plans; (v) any increased competition in business;
(vi) any inability of the Company to successfully conduct its business in new markets;
(vii) any foreign political or economic instability; and (viii) other risks including those identified in the Company's filings with the Securities and Exchange Commission.
The Company undertakes no obligation to publicly update or revise the forward looking statements made in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Part I  - Financial information

Item 1.  FINANCIAL STATEMENTS

                              CDX.COM INCORPORATED

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           For the Three and Nine Months Ended March 31, 2001 and 2000

                              CDX.COM INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2001 AND JUNE 30, 2000

                                     ASSETS
                                                                March 31,
                                                                  2001           June 30,
                                                               (Unaudited)         2000

CURRENT ASSETS
   Cash and cash equivalents                                  $   273,691      $   110,703
   Accounts receivable - trade, net of $205,684
         and $201,828 allowance for uncollectible
         accounts at March 31, 2001 and June 30, 2000           3,156,796        1,314,234
   Prepaid expenses and other current assets                    1,458,413          743,457
   Deferred financing costs, net of accumulated
         amortization of $8,597,816 and $7,669,110
         at March 31, 2001 and June 30, 2000                       27,056          715,682
         Total current assets                                   4,915,956        2,884,076

PROPERTY AND EQUIPMENT, NET                                     8,526,786        6,109,975

OTHER ASSETS
   Cash - restricted                                              154,568          156,601
   Construction in process                                              -        4,704,727
   Deposits and other assets                                      860,413          451,677
   Goodwill                                                     8,000,000                -
         Total other assets                                     9,014,981        5,313,005

TOTAL ASSETS                                                  $22,457,723      $14,307,056
                                                            ===============  ===============
The accompanying Condensed Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                              CDX.COM INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2001 AND JUNE 30, 2000
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

                                                                March 31,
                                                                  2001           June 30,
                                                               (Unaudited)         2000

CURRENT LIABILITIES
   Notes payable                                               $ 27,759,682     $ 29,659,445
   Current portion of capital lease obligations                   1,017,959          925,648
   Accounts payable and accrued liabilities                      15,167,365       11,018,678
   Deferred revenue                                                 559,228          941,856
   Due to related parties                                         1,344,452        1,491,597

         Total current liabilities                               45,848,686       44,037,224

NONCURRENT LIABILITIES, NET OF CURRENT PORTION
   Notes payable                                                     32,471           41,685
   Capital lease obligations                                        744,850          350,410

         Total noncurrent liabilities                               777,321          392,095

         Total liabilities                                       46,626,007       44,429,319

COMMITMENTS AND CONTINGENCIES                                             -                -

Pensat Series A Convertible Redeemable Preferred
    Stock, $.01 par value, 25,000 shares authorized,
    -0- and 20,600 shares issued and outstanding at
    March 31, 2001 and June 30, 2000                                      -        2,060,000

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock
   Pensat Class A preferred stock, $.01 par value,
       -0- shares authorized. 25,000 shares authorized
       to be issued as Series A Preferred Stock                           -                -
   Pensat Class B preferred stock, $.01 par value,
       -0- shares authorized. Series B convertible
       -0- and 18,575 shares issued and outstanding
       at March 31, 2001 and June 30, 2000                                -              186
Common Stock
   Pensat Class A, $.01 par value, -0- shares authorized,
       -0- and 1,047,974 shares issued and outstanding at
       March 31, 2001 and June 30, 2000                                   -           10,480
    CDX.com Incorporated, $.01 par value, 500,000,000 shares
       authorized, 155,743,503 shares issued and outstanding
       at March 31, 2001                                          1,557,435                -
   Additional paid-in capital                                    36,259,651       16,524,387
   Accumulated deficit                                          (61,980,994)     (48,850,593)
   Accumulated other comprehensive income (loss)                     (4,376)         133,277

       Total deficiency in stockholders' equity                 (24,168,284)     (32,182,263)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY       $ 22,457,723    $  14,307,056
                                                              ===============  ===============

The accompanying Condensed Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                       7

                              CDX.COM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                    For the three months ended       For the nine months ended
                                                               March 31,                       March 31,

                                                          2001            2000           2001             2000
REVENUE
Telecommunications services                         $7,845,990      $ 5,354,548    $ 22,032,656    $  14,663,231

OPERATING EXPENSES
Cost of revenues                                     6,730,067        5,212,665      20,546,231       15,402,516
Selling, general and administrative expenses         2,268,588        3,378,251       7,495,298       14,242,913
Depreciation and amortization                          435,068          299,802       1,255,997          656,370

Total operating expenses                             9,433,723        8,890,718      29,297,526       30,301,799

OPERATING LOSS                                      (1,587,733)      (3,536,170)     (7,264,870)     (15,638,568)

OTHER EXPENSE
Accretion charges                                      490,389        1,407,915       2,472,407        3,784,184
Interest expense                                       615,745          966,228       3,025,761        2,495,861
Other                                                   73,053        1,371,114         367,361        1,373,225

Total other expense                                  1,179,187        3,745,257       5,865,529        7,653,270

NET LOSS                                           $(2,766,920)    $ (7,281,427)   $(13,130,399)    $(23,291,838)
                                                   ============    =============   =============    =============

Weighted Average number of shares outstanding
(pro forma)                                        152,946,281      150,000,000     150,970,301      150,000,000

pro forma BASIC net loss per share                 $     (0.02)    $       (0.0)   $      (0.09)    $      (0.16)
                                                   ============    =============   =============    =============

The accompanying Condensed Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                              CDX.COM INCORPORATED
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                         For the three months ended            For the nine months ended
                                                                 March 31,                             March 31,
                                                        2001               2000               2001               2000

NET LOSS                                           $ (2,766,920)         $(7,281,427)     $(13,130,399)       $(23,291,838)

Other comprehensive (loss):
   Foreign currency translation                        (236,034)             (36,413)         (137,653)            (42,584)

COMPREHENSIVE LOSS                                 $ (3,002,954)         $(7,317,840)     $(13,268,052)       $(23,334,422)
                                                   =============        =============     =============       =============

The accompanying Condensed Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                              CDX.COM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                   March 31,           March 31,
                                                                     2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $ (13,130,399)      $ (23,291,838)
   Adjustments to reconcile net loss to net cash used
    in operating activities
       Depreciation and amortization                                 1,255,995             656,370
       Amortization of deferred financing costs                      2,410,017           3,784,184
       Impairment adjustment for property and equipment                615,746           2,724,440
       (Increase) decrease in
         Accounts receivable - trade                                (1,842,565)         (2,397,104)
         Prepaid expenses and other current assets                    (290,508)            172,384
       Increase (decrease) in
         Accounts payable and accrued liabilities                    8,501,533          12,426,181
         Deferred revenue                                             (382,629)           (588,849)

         Net cash used by operating activities                      (2,862,810)         (6,514,232)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for debt finance fees                                      (30,000)                  -
   Purchase of property and equipment                               (2,746,093)         (3,240,833)

         Net cash used by investing activities                      (2,776,093)         (3,240,833)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                       3,411,430          14,790,685
   Repayment of notes payable                                       (2,099,138)         (8,164,429)
   Repayment of capital leases                                        (550,281)           (258,613)
   Proceeds from issuance of preferred stock                           500,000           2,484,883
   Proceeds from issuance of common stock                            4,691,783           1,198,006
     Effect of exchange rate changes on cash                          (137,653)            (42,584)
   Cash payment preferred stock dividends                              (14,250)            (44,400)

         Net cash provided by financing activities                   5,801,891           9,963,548

NET INCREASE IN CASH AND CASH EQUIVALENTS                              162,988             208,483

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     $   110,703          $  443,847

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   273,691          $  652,330
                                                                   ============         ===========

   The accompanying Condensed Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                              CDX.COM INCORPORATED

          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         (A)      Background

        CDX.com Incorporated (the "Company" and/or "CDX"), (formerly CDX Corporation), was incorporated as a Colorado Corporation in June, 1978 to engage in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession.

        On November 18, 2000, Tampa Bay Financial, Inc., a Florida Corporation ("TBF"),
        entered into an agreement (the "Agreement") with certain of it's the Company's shareholders. The Agreement obliged TBF and persons affiliated with TBF to acquire 3,523,733 shares (72%) of the Company's outstanding common stock, thereby acquiring control of the Company. The selling stockholders in the transaction were the Company's directors, Harold I. Schein, Philip D. Schein and Michael Schein (the "Schein Group"). In addition, as compensation for services, the Company agreed to issue 7,111,906 shares of common stock to the Schein Group pursuant to a registration statement on Form S-8. The Schein
        Group agreed after that issuance to transfer 6,511,906 additional shares to
        TBF and persons affiliated with TBF.

        TBF changed the Company's business plan from the manufacture and sale of computerized pulmonary diagnostic equipment to international communications and began doing business as (d/b/a) DataStream Global Communications

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

        On January 12, 2001, CDX entered in an Agreement and Plan of Merger with
        Pensat International Communications, Inc. a Delaware Corporation ("Pensat").
        Pursuant to this Agreement, Pensat merged with and into Pensat Inc., a newly formed subsidiary of CDX, such that Pensat Inc. is the surviving corporation.
        The merger was accounted for as a reverse merger under generally accepted accounting principles wherein Pensat stockholders effectively acquired control and retain majority interest in CDX.

        (B) Basis of Presentation

        The results of operations of CDX for the pre merger periods presented herein are not material to the results of operations of Pensat International Communication,
        Inc. Additionally since all of CDX's former operating activities were divested, they are not indicative of the ongoing operations of the merged companies, unless otherwise noted, the condensed consolidated financial statements and condensed footnotes and associated description of events are of Pensat
        International Communications, Inc. for pre-merger periods and of the surviving consolidated entity for post merger periods.

        The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we believe are necessary to present fairly the financial position, results of operations, and cash flows for CDX for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the standards for interim financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements of Pensat International
        Communications,

        Inc. on Form 8-K filed on April 27, 2001. The consolidated balance sheet at June 30, 2000 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

        (C) Organization

        Pensat International Communications, Inc. was incorporated in Pennsylvania on November 3, 1995 and reincorporated in Delaware on March 26, 1997. Pensat
        International Communications, Inc. was merged into Pensat Inc., a wholly owned subsidiary of CDX on February 9, 2001. Pensat Inc. was incorporated in Nevada on January 26, 2001.

        The Company is a multinational facilities-based telecommunications provider that offers a broad range of services to its wholesale and retail customers.
        The Company has developed the Global Consortium Network, a strategic alliance of communications products and services. The Company is headquartered in
        Washington, D.C. and operates in one business segment.

        (D) Principles of consolidation

        Pensat has two majority owned (99%) subsidiaries in Spain, and wholly-owned
        (or majority owned) subsidiaries in the Middle East (51%), Latin America
        (100%) and North America (100%). Pensat's business in the US is primarily conducted directly by Pensat Inc. Prior to June 30, 2000, Pensat followed a December 31 fiscal year end. The accompanying consolidated financial statements include accounts of the Company and these subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (E) Fiscal Year

        As a result of the merger with CDX, Pensat has adopted the fiscal year of its parent ending on June 30.

NOTE 2- REVERSE MERGER WITH PENSAT, INC.

        Pursuant to an Agreement and Plan of Merger dated January 12, 2001, between
        Pensat International Communications, Inc. a Delaware corporation ("Pensat")
        and CDX, Pensat merged with and into Pensat Inc., a newly formed subsidiary of CDX, such that Pensat Inc. is the surviving corporation. As a result of this merger, Pensat's shareholders effectively acquired control of CDX.
        CDX intends to continue operating the Pensat business and using the Pensat assets through its wholly-owned subsidiary, Pensat Inc.

        As consideration for the merger, Pensat shareholders were granted the right to receive an aggregate of 110,000,000 shares of CDX's common stock in exchange for their common shares in Pensat. One half of such shares were issuable to Pensat shareholders when the merger became effective. An additional twenty-five percent (25%) of the 110,00,000 shares have been released and transferred to Pensat shareholders pursuant to Pensat meeting certain conditions of the agreement. The balance will be released and transferred to Pensat shareholders upon the satisfaction of the remaining conditions. These shares have not been registered under the U.S. Securities Act of 1933. The Pensat shares were automatically cancelled and are no longer outstanding.

        The exchange ratio of CDX shares to Pensat shares of 94.024487 to 1 was determined by dividing the total number of common shares of CDX to be issued to the Pensat shareholders at the effective date of the merger (110,000,000 shares) by the number of Pensat stock issued and outstanding just prior to the effective date of the merger.

        At the effective time of the merger, each warrant or option granted by Pensat to purchase shares of Pensat common stock which was outstanding and unexercised immediately prior thereto ceased to represent the right to acquire shares of Pensat common stock and was automatically converted to a warrant or option to purchase shares of CDX common stock in an amount and at an exercise price determined by applying the exchange ratio as a multiplier to the share amount and as a denominator to the exercise price.

        The following chart shows the effect of the merger as well as other events discussed elsewhere in these notes on the capital accounts of CDX and Pensat.

PENSAT INTERNATIONAL COMMUNICATIONS, INC.                            Shares            $ Amount

Class A Convertible Redeemable Preferred Stock
   Issued and outstanding at June 30, 2000                           20,600          $   2,060,000
   Redemption of shares                                                (500)               (50,000)
  Converted to common stock immediately prior
   to the merger (1.333 to 1)                                       (20,100)            (2,010,000)
   Issued and outstanding at March 31, 2001                               -          $           -
                                                                  ===========        ================

Class B Convertible Preferred Stock.
   Issued and outstanding at June 30, 2000                           18,575          $         186
   Issuance of preferred shares                                       3,571                     35
  Shares converted to common stock immediately prior
   to the merger  (1.5 to 1)                                        (22,146)                  (221)
   Issued and outstanding at March 31, 2001                               -          $           -
                                                                  ===========        ================

Class A Common Stock
  Issued and outstanding at June 30, 2000                         1,047,974          $      10,480
  Shares issued                                                      61,923                    619
  Shares of convertible preferred stock converted
   to common shares immediately prior to the merger                  60,011                    600
   Shares converted to CDX common shares                         (1,169,908)               (11,699)
   Issued and outstanding at March 31, 2001                               -          $           -
                                                                 ============        ================

Additional Paid-in Capital
   Balance at June 30, 2000                                                          $  16,524,387
   Value of stock warrants issued with notes payable                                     2,386,901
   Dividends on Series A preferred stock                                                   (72,373)
   Capital contributed - Series B Preferred Stock                                          499,965
   Capital contributed - Class A Common Stock                                            4,121,711
   Conversion Class A Convertible Redeemable Preferred Stock
     and Class A Convertible Preferred Stock to common stock
     immediately prior to the merger.                                                    2,009,621
   Shares converted to the right to receive common shares of CDX                            11,699
   Balance at March 31, 2001                                                         $  25,481,911
                                                                                     ================

CDX.COM INCORPORATED - UNCONSOLIDATED                              Shares           $ Amount

Common Stock
   Issued and outstanding at June 30, 2000                       4,888,093        $    48,881
   Shares issued pursuant to a registration statement
    on Form S-8, Note 3                                          7,111,906             71,119
   Shares issued pursuant to declaration of 2 1/3 to 1
    stock dividend, Note 3                                      28,000,001            280,000
   Shares issued pursuant to the terms of the merger           110,000,000          1,100,000
   Shares issuable to Pensat shareholders held pursuant
    to terms of the merger                                     (27,500,000)          (275,000)
   Shares issued pursuant to private offering, Note 3            2,565,787             25,658
   Shares issued upon conversion of certain debt, Note 3         3,177,716             31,777
   Shares issued and outstanding as of March 31, 2001          128,243,447       $  1,282,435
                                                               ============       =============

Shares Held Pending Release, Note 2
   Shares held pending release as of June 30, 2000                       -       $          -
   Shares issuable to Pensat shareholders held pursuant
    to terms of the merger                                      27,500,000       $    275,000
                                                               ============       =============
Additional Paid-in Capital
   Balance at June 30, 2000                                                      $  4,771,798
   Capital contributed - Class A Common Stock, Form S-8, Note 3                       497,833
   Capital contributed - Class A Common Stock, 2 1/3 to 1 stock
    dividend, Note 3                                                                 (280,000)
   Capital contributed - Class A Common Stock , Note 2                              7,900,000
   Reclass CDX accumulated deficit to additional paid-in capital                   (5,412,744)
   Capital contributed - Class A Common Stock ,"506" offering, Note 3                 949,343
   Capital contributed - Class A Common Stock , conversion of certain
    debt, Note 3                                                                    2,351,510
   Balance at March 31, 2001                                                     $ 10,777,740
                                                                                 ===============

CDX.COM INCORPORATED - CONSOLIDATED                                                  $ Amount

Accumulated Deficit
   CDX Balance at June 30, 2000                                                  $ (5,368,741)
   CDX Net loss for the period - premerger                                            (44,003)
   Reclass CDX accumulated deficit to additional paid-in capital                    5,412,742
   Pensat Balance at June 30, 2000                                                (48,850,593)
   Consolidated net loss for the nine months ended March 31, 2001                 (13,130,399)
   Consolidated Balance at March 31, 2001                                        $(61,980,994)
                                                                                 ===============

NOTE 3 - CAPITAL STOCK

        (A) Amendment to Increase Authorized Shares

                On January 5, 2001, the Company amended its articles of incorporation by substituting the authorization of 500,000,000 shares of common stock for the 10,000,000 shares that were previously authorized.

        (B) Stock Dividend

                On January 5, 2001, the Board of Directors approved a 2 1/3 for 1 stock split in the form of a stock dividend with a record date of January
        23, 2001. The payment date of the stock dividend was January 24, 2001. All record owners of CDX.COM, Inc. stock at the close of business on January
        23, 2001 were entitled to the additional shares from the stock dividend.

        (C) Private Offering - Unregistered Securities

                During the quarter ended March 31, 2001, the Company commenced a
        Private Offering of securities. In this Offering, the Company sold 2,565,787
        Units (the "Units"). Each Unit consists of one share of the Company's Common

        Stock and a Warrant to purchase one share of the Company's common stock.
        The Units were sold for an aggregate cash purchase price of $975,000. The
        Company did not pay commissions on the transaction. The Units were offered and issued to a limited number of accredited investors in a transaction that the Company believes was exempt from registration under Rule 506.

        (D) Sale of Registered Securities

                On January 12, 2001 the Company, under form S-8, registered for sale
        7,111,906 shares of common stock of the Company, which were issued to certain employees of the Company as compensation for services rendered.

        (E) Unregistered Securities issued upon the conversion of certain debt.

                On February 21, 2001, Pensat entered into a release and settlement agreement with a certain vendor whereby the parties agreed to dismiss an outstanding suit against Pensat with prejudice.

                Pursuant to this agreement Pensat's debt to the vendor of $2.3 million was converted into shares of common stock of CDX at a conversion ratio of
        $.75 per share, or a total of 3,066,666 shares. Additionally, Pensat transferred to the vendor any claims, causes of action and all other rights, which it has against a third party. That third party is subject to a bankruptcy proceeding.
        Pensat also agreed to execute a $9,300,000 consent judgment in favor of the vendor, which shall be held in escrow pending default by the Company as defined in the agreement.

                Pensat has converted an additional $83,287 amount of debt and other liabilities to CDX common stock at a conversion ratio of $0.75 per share during the third quarter.

NOTE 4 - Convertible debenture

                At June 30, 2000 and December 31, 2000, the Company was indebted in the amount of $275,000 and $1,025,000, respectively, under a convertible debenture. During the quarter ended March 31, 2001, as a part of the agreements regarding Pensat's merger with CDX, $1,000,000 of the $1,025,000 convertible debenture was assigned to CDX as payee and Pensat remaining as debtor to
        CDX. The $1,000,000 million constitutes a contribution to CDX's additional paid in capital and CDX has no liability for the $1,000,000.

NOTE 5 - GOING CONCERN

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $(40,932,730) and a deficiency in stockholder's equity of $(24,168,284). Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its principal operations.
        The Company plans to secure financing for its ongoing operations through the sale of its common stock and issuance of debt. However, there is no assurance that it will be successful in its efforts to raise capital or secure other financing. These factors among others may indicate that the
        Company may be unable to continue as a going concern for a reasonable period of time.

Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2001 and the financial statements as of and for the three and nine months ended March 31, 2001 and 2000 included with this Form 10-QSB.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

GENERAL

CDX.com Incorporated, d/b/a DataStream Global Communications is a cross-border,
Integrated Communications Provider (ICP), facilities based and headquartered in
Washington, DC, USA with international operations in North America, South America,
Europe and the Middle East. The Company's business model is built around a strategy designed to link operations in local markets in the Latin American and Middle Eastern regions in a common global backbone anchored in the USA giving each local operation an advantage over local competitors. The company currently has four subsidiaries operating as licensed in-country telephone companies in the USA, Spain and Brazil, and under special agreements in Syria and Argentina. The company operates a hybrid international network comprised of traditional voice equipment as well as state-of-the art technologies such as ATM and VoIP. Suppliers include Lucent Technologies, Cisco and ECI

BACKGROUND

CDX.com Incorporated (the "Company"), (formerly CDX Corporation), was incorporated as a Colorado Corporation in June, 1978 and originally was engaged in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession.

In November 2000, 72% of the Company's then outstanding common stock was acquired by Tampa Bay Financial, Inc. ("TBF"). TBF changed the Company's business plan from the manufacture and sale of computerized pulmonary diagnostic equipment to international communications and began doing business as (d/b/a) DataStream Global Communications.
Shortly thereafter, the Company executed a contract for the sale of substantially all of the Company's assets used in connection with the sale of computerized pulmonary diagnostic equipment and bio-hazard control products.

On January 12, 2001, CDX entered in an Agreement and Plan of Merger with Pensat
International Communications, Inc. ("Pensat"). Pursuant to this Agreement, Pensat merged with and into Pensat Inc., a newly formed subsidiary of CDX, such that Pensat
Inc. is the surviving corporation. Pensat is a multinational facilities-based telecommunications provider that offers a broad range of services to its wholesale and retail customers.
Pensat has developed the Global Consortium Network, a strategic alliance of international telecommunications companies for whom Pensat provides a variety of communications products and services. The company is headquartered in Washington, D.C. and operates in one business segment.

The results of operations of CDX for the pre-merger periods presented herein are not material to the results of operations of Pensat International Communications,
Inc. Additionally since all of CDX's former operating activities were spun out they are not indicative of the ongoing operations of the merged companies. Therefore, unless other wise noted, consolidated financial information presented in this document are of Pensat International Communications, Inc. for pre-merger periods and of the
Company (including Pensat, Inc.) for post-merger periods.

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow.

REVENUES

Prior to 1999, the majority of our revenues were generated by the sale of international long distance services on a wholesale basis, principally from US operations. In late 1999, the company's Spain subsidiary was awarded a license by the Spanish government to operate as a full service telecommunications and data communications company in Spain. Following receipt of this operating license, our Spanish carrier subsidiary launched material operations and continued on, experiencing significant growth during
2000. Prior to the awarding of our license, we had been generating nominal revenues in Spain through a resale operation. Also in late 1999 a major customer of the company's
US operating division experienced financial difficulties and ceased using our services in early 2000. The company successfully offset the loss of revenues from this customer in the US by revenue growth in other customers and the acquisition of additional customers. In late 2000, our Middle East operation began generating revenues. In early 2000, with the granting of our license in Brazil, we began generating direct revenues in Brazil.

The Company records revenues from the sale of communications services at the time of customer usage. Our agreements with our customers are generally short-term in duration, and the rates charged to customers are subject to change from time to time, typically with five days notice to the customer. Our customers in the US and Spain are generally wholesale purchasers of our services who resell our services to other users; however our Middle East subsidiary provides services to the end user public in Syria. Additionally, the Company has an end user customer base in the US, Spain and Brazil.

As the international long distance market continues to mature and evolve, a general downward trend in rates on competitive routes has been experienced throughout the industry. As a result of these market conditions, we have been required to periodically reduce the prices we charge our customers. We believe that prices are likely to continue to decline, however, the impact on the Company's revenues which resulted from the decline in our prices per minute has been offset by a growth in our overall traffic levels as well as through initiation of operations at subsidiaries and new locations . While we have been required to reduce our prices periodically, we have also been able to reduce our costs as described below in Costs of revenues.

COSTS OF REVENUES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

We have pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other international long distance providers. We expect to maintain acceptable margins by achieving lower cost of services
(exclusive of depreciation and amortization) by (1) continuing to advance our least cost routing systems to direct calls over the most cost-effective routes available,
(2) continuing to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity, (3) finding the most cost-effective long distance routes, (4) acquiring local operating companies in selected countries which will provide lower costs to terminate calls, and (5) increasing volumes to enable us to further leverage our fixed cost capacities (6) use of higher efficiency compression technologies over time to further maximize the utilization of fixed cost transmission facilities and (6) acquiring higher capacity circuits that have a lower effective cost per minute of use.

Costs of revenues (exclusive of depreciation and amortization) include those costs associated with the transmission and termination of domestic and international long distance services. Currently, a majority of the termination capacity we use is obtained on a variable, per minute basis. As a result, some of our current Costs of revenues
(exclusive of depreciation and amortization) are variable. Our contracts with our vendors provide that the rates associated with these variable costs may fluctuate, with rate change notice periods varying from five days to one year. Such variability and the short-term nature of many of the contracts subject us to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives.
Costs of revenues (exclusive of depreciation and amortization) also include fixed costs associated with the leasing of certain network transmission facilities.

During 2000 the Company took a number of steps to reduce its Cost of Services and improve profitability through the (1) elimination of underused circuits, (2) acquisition of lower cost termination agreements, (3) negotiation of lower termination costs,
(4) acquisition of lower cost fixed cost circuits and (5) implementation of routes with higher margins, and (6) elimination of certain programs that were not producing positive results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses consist primarily of personnel costs, advertising, office expenses, travel expenses, commissions and consulting fees, as well as bad debt expense. These expenses increased quarterly up through

June 2000 as the Company expanded in operations in Spain and the Middle East, made investments in systems and facilities, built infrastructure, and deployed resources in anticipation of future growth. Since June 2000, SG&A expenses have decreased on a dollar basis as well as a percentage of revenue due to aggressive cost control measures implemented by the Company, including (1) reductions in staffing levels,
(2) restrictions on travel, (3) elimination of certain programs that were not producing positive results, (4), elimination of unused office facilities, and (5) reduction in expenses for outside legal and accounting services.

OTHER EXPENSE

Other Expense on the Statements of Operations includes non-cash accretion charges related to the imputed value of warrants issued in connection with certain notes payable, interest expense related to notes payable and capital leases, amortization expense related to debt placement and loan fees, and impairment charges related to property and equipment.

FOREIGN EXCHANGE

Since the Company operates in a number of foreign locations, a significant portion of our revenues and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on our results of operations.
The Company's functional and reporting currency is the United States dollar. Transactions at the Company's subsidiaries may be denominated in the currency of the country in which the subsidiary operates. The Company may also hold assets and liabilities denominated in a foreign currency. The assets and liabilities of the Company's foreign operations are translated at rates of exchange in effect at the balance sheet date, and revenue, expenses, gains and losses are translated at the average rates of exchange for the period. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity until the foreign entity is sold or liquidated.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. Our revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors.
As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Our revenues in any given period can vary due to factors such as:

        o       call volume fluctuations, particularly in regions with relatively high per-minute rates;
        o       the addition or loss of a major customer, whether through competition, merger, consolidation, financial difficulty of such customer or otherwise;
        o       the loss of economically beneficial routing options for the termination of our traffic;
        o       discontinuation of money-losing operations;
        o       pricing pressure resulting from increased competition; and
        o       technical difficulties with or failures of portions of our network that impact our ability to provide service to, or bill, our customers.

Our operating expenses in any given period can vary due to factors such as:

        o       fluctuations in rates charged by other carriers to terminate our traffic;
        o       increases or reductions in personnel levels and the costs of implementing such changes;
        o       increases in bad debt expense and reserves; and
        o       the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities.

In addition, our operating results can vary due to factors such as:

        o       changes in routing due to variations in the quality of vendor transmission capability;
        o       loss of favorable routing options;
        o       changes in international settlement agreements including proportional return traffic provisions;
        o       actions by domestic or foreign regulatory entities;
        o       the level, timing and pace of our expansion in international and commercial market; and
        o       general domestic and international economic and political conditions.

Further, a substantial portion of the communications services we use is obtained on a variable per-minute basis with short term notice periods for price changes and service changes, subjecting us to the possibility of unanticipated price increases and service cancellations. Since we do not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, our operating results are subject to significant fluctuations over short periods of time. Our operating results also may be negatively impacted in the longer term by competitive pricing pressures.

RESULTS OF HISTORICAL OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Total revenues increased $2.5 million (46.5%) to $7.8 million for the three months ended March 31, 2001 from $5.3 million for the three months ended March 31, 2000.
The increase is primarily a result of growth in our Spain and Middle East operations partially offset by a decrease in revenues from the US operations.

Revenues from the US operations decreased $0.4 million (12.5%) to $2.8 million for the three months ended March 31, 2001 from $3.2 million for the three months ended
March 31, 2000. The decrease in US revenues is principally due to a $0.3 million reduction in revenues related to the loss of a customer that experienced financial difficulties and ceased operations in early 2000.

Revenues from international operations increased $2.9 million (140.0%) to $5.0 million for the three months ended March 31, 2001 compared to $2.1 million for the three months ended March 31, 2000. The increase is primarily the result of a $2.2 million increase in revenues from our Spain operations and a $0.7 million increase in revenues from our Middle East operations.

COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Total cost of services (exclusive of depreciation and amortization) increased $1.5 million (29.1%) to $6.7 million for the three months ended March 31, 2001 from $5.2 million for the three months ended March 31, 2000 but decreased as a percentage of revenues for the same periods to 85.8% from 97.3%.

Cost of services (exclusive of depreciation and amortization) for US operations decreased $1.0 million (29.7%) to $2.5 million for the three months ended March 31,
2001 from $3.5 million for the three months ended March 31, 2000 and decreased as a percentage of US revenues to 89.3% from 109.4%, respectively. The decrease in the total amount of cost of services (exclusive of depreciation and amortization)
is due to elimination of fixed and variable costs of sales related to the $0.3 million reduction in revenues due to the loss of the financially troubled customer described above and other reductions in costs of services resulting from our cost reduction programs. As noted earlier, during fiscal 2001 the Company implemented a program to reduce costs of revenues by eliminating certain under-utilized circuits, eliminating certain operations that were not producing positive results, more effective utilization of fixed-cost circuits, and negotiating more favorable termination routings.

Cost of services (exclusive of depreciation and amortization) for international operations increased $2.6 million (148.1%) to $4.3 million for the first three months ended March 31, 2001compared to $1.7 million for the same period in fiscal 2000 and increased as a percentage of international revenues to 86.0% from 81.0%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2001, total selling, general and administrative expenses, decreased $1.1 million (32.8%) to $2.3 million from $3.4 million for the three months ended March 31, 2000 and decreased as a percentage of revenues to 28.9%
from 63.1% over the comparable fiscal 2000 period. The reduction in SG&A expenses is principally the result of our cost abatement efforts throughout our global operations offset by a small increase in our Spain operations SG&A.

Selling, general and administrative expenses for US operations, including corporate headquarters expenses, decreased $1.2 million (46.2%) to $1.4 million for the three months ended March 31, 2001 from $2.6 million for the three months ended March 31,
2000. For the three months ended March 31, 2001, US selling, general and administrative expenses decreased as a percentage of US revenues to 50% from 82.2% for the same periods. The decrease is primarily a result of (1) reductions in staffing levels,
(2) restrictions on travel, (3) elimination of certain programs that were not producing positive results, (4) elimination of unused office facilities, and (5) reduction in expenses for outside legal and accounting services as a part of the Company's program to aggressively reduce operating expenses and improve profitability.

Selling, general and administrative expenses related to the international operations, which include Spain, Brazil, and the Middle East, increased $0.1 million (14.3%)
to $0.8 million for the three months ended March 31, 2001, from $0.7 million for the three months ended March 31, 2000. The increase is due to a $0.2 million increase in SG&A expenses in our Spain operation offset by a $0.1 decrease in SG&A expenses in our Brazil operation. For the three months ended March 31, 2001,overall SG&A expenses for our international operations decreased as a percentage of international revenues to 16.5% from 33.4% for the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION

Total depreciation and amortization expense increased $0.1 million or 45.0% to $0.4 million for the three months ended March 31, 2001 from $0.3 million for the three months ended March 31, 2000, and decreased as a percentage of revenues to 5.5% from
5.6% over the same periods, respectively. The increase is due primarily to the implementation of a large scale class five switch acquired from Lucent Technologies and installed in our Spanish operations during the second quarter of fiscal 2001 and implementation of additional switching equipment for the US operations during late fiscal 2000 and early fiscal 2001 related to expansion of our US network switching locations.

Depreciation and amortization expense attributable to US operations amounted to
$0.3 million for the three months ended March 31, 2001 compared to $0.3 million for the three months ended March 31, 2000. Total depreciation and amortization for our international operations amounted to $0.1 million for the first three months of 2001 compared to less than $0.1 million for the three months ended March 31, 2000.

OPERATING LOSS

For the three months ended March 31, 2001, the loss from operations improved by
$1.9 million (55.1%) to a loss of $1.6 million compared to a loss from operations of $3.5 million for the three months ended March 31, 2000. Operating loss as a percentage of total revenues improved to negative 20.2% for the three months ended March 31,
2001 as compared to a negative 86.0% for the three months ended March 31, 2000. The reduction in operating loss for the three months ended March 31, 2001 compared to the same three months in fiscal 2001 is primarily the result of reduced SG&A expenses for the US operations ($1.2 million) combined with increased gross profit margins in all locations ($1.0 million) partially offset by increased depreciation and amortization expense in 2001 ($0.1 million).

OTHER INCOME AND EXPENSES

Other Expense on the Statements of Operations includes non-cash accretion charges related to the imputed value of warrants issued in connection with certain notes payable, interest expense related to notes payable and capital leases, amortization expense related to debt placement and loan fees, and impairment charges related to property and equipment.

For the three months ended March 31, 2001, total Other Expenses decreased $2.6 million
(68.8%) to $1.2 million as compared to $3.7 million for the same period in fiscal
2000. The decrease is primarily due to a reduction of $1.3 million in other expenses due to one-time charges in 2000 and a reduction of $0.8 million in imputed interest related to warrants issued in connection with notes.

For the three months ended March 31, 2001, accretion charges decreased $0.8 million
(56.3%) to $0.6 million as compared to $1.4 million for the same period in fiscal
2000. The decrease in accretion charges is due to reductions in new warrants issued in connection with notes.

Total interest charges for the three months ended March 31, 2001 decreased $0.4 million to $0.6 million as compared to $1.0 million for the same period in fiscal
2000. The increase is due to reductions in interest charges during fiscal 2001.

For the three months ended March 31, 2000, Other Expense includes $1.4 million in expense resulting from the write-down of the value of certain assets that the Company determined that it would not be able to use. The three months ended March 31, 2001 included $0.1 million in expense resulting from the amortization of fees and expenses related to debt placement and loan fees.

INCOME TAXES.

Since we experienced a net loss for income tax purposes since inception, we have not incurred any income taxes

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

REVENUES

Total revenues increased $7.4 million (50.3%) to $22.0 million in the first nine months of fiscal 2001 from $14.7 million in the first nine months of fiscal 2000.
The increase is primarily a result of growth in our Spain and Middle East operations partially offset by a decrease in revenues from US operations.

Revenues from the US operations decreased $1.0 million (9.9%) to $9.4 million in the nine months ended March 31, 2001 from $10.4 million in the nine months ended
March 31, 2000. The decrease in US revenues is principally due to a $5.2 million reduction in revenues in the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 related to the loss of a major customer that experienced financial difficulties and ceased operations in early 2000, offset by the acquisition of $4.2 million in revenues from additional customers and growth in existing customers.

Revenues from international operations increased $8.4 million (196.7%) to $12.7 million in the first nine months of 2001 compared to $4.3 million in the first nine months of 2000. The increase is primarily the result of a $6.8 million increase in revenues from our Spanish operations, a $1.2 million increase in revenues from our Middle East operations and $0.4 million increase from our Latin American operations.

COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Total cost of services (exclusive of depreciation and amortization) increased $5.1 million (33.4%) to $20.6 million in the first nine months of fiscal 2001 from $15.4 million in the first nine months of fiscal 2000 but decreased as a percentage of revenues for the same periods to 93.3% from 105.0%.

Cost of services (exclusive of depreciation and amortization) for US operations decreased $1.7 million (14.4%) to $9.8 million in the first nine months of fiscal
2001 from $11.5 million in the first nine months of fiscal 2000 and decreased as a percentage of US revenues to 105.0% from 111.1%%, respectively. The decrease in the total amount of cost of services (exclusive of depreciation and amortization)
reflects the reduction in volumes associated with the loss of the customer described above, offset by additional expenses for the new customers. In addition, as noted
earlier, during fiscal 2001, the Company implemented a program to reduce costs of revenues by eliminating certain under-utilized circuits, eliminating certain operations that were not producing positive results, more effective utilization of fixed-cost circuits, and negotiating more favorable termination routings. The majority of the impact from these changes was not reflected until the third quarter of fiscal 2001 when the costs of revenues for US operations declined further to 87.2% as compared to the average for the nine months of 105.5%.

The first nine months of 2001 also includes cost of services (exclusive of depreciation and amortization) from the international operations, which increased $6.9 million
(178.0%) to $10.7 million, compared to $3.9 million in the first nine months of
2000 and decreased as a percentage of international revenues to 84.64% for the nine months ended March 31, 2001 from 90.3% in the same period in fiscal 2000. The increase in cost of revenues (exclusive of depreciation and amortization) from the international operations was principally due to the overall increase in volumes related to the international operations offset by the addition of routes with higher margins. The decrease in the international cost of services as a percentage of international revenues is due to a higher utilization of fixed cost circuits and an improved blend of routes with higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the first nine months of fiscal 2001, total selling, general and administrative expenses, decreased $6.7 million (47.4%) to $7.5 million from $14.2 million in the first nine months of fiscal 2000 and decreased as a percentage of revenues to 34.0%
from 97.1% over the comparable fiscal 2000 period. This significant improvement in our SG&A expenses is principally the result of our continued cost abatement efforts throughout our global operations. In addition, as explained below, the results for the US operations for the first nine months of fiscal 2000 included a $2.7 million one-time charge that did not recur in fiscal 2001.

Selling, general and administrative expenses for US operations, including corporate headquarters expenses, decreased $7.5 million (60.3%) to $4.9 million in the first nine months of fiscal 2001 from $12.4 million in the first nine months of fiscal
2000. For the first nine months of fiscal 2001, US selling, general and administrative expenses decreased as a percentage of US revenues to 52.7% from 119.5% in the first nine months of fiscal 2000. The decrease is primarily a result of (1) reductions in staffing levels, (2) restrictions on travel, (3) elimination of certain programs that were not producing positive results, (4), elimination of unused office facilities, and (5) reduction in expenses for outside legal and accounting services as a part of the Company's program to aggressively reduce operating expenses and reach profitability.
In addition, the first nine months of fiscal 2000 included a $2.7 million one-time provision for a bad debt expense related to the customer referred to above under
Revenues that experienced financial difficulties and ceased operations in early 2000.

Selling, general and administrative expenses related to the international operations, which include Spain, Brazil, and the Middle East, increased $.8 million (40.4%) to
$2.6 million in the first nine months of fiscal 2001, from approximately $1.8 million in the first nine months of fiscal 2000. The increase is primarily a result of the roll-out of our new services in the Middle East and growth in our Spanish operations.
For the first nine months of fiscal 2001, SG&A expenses for our international operations decreased as a percentage of international revenues to 20.2% from 42.7% in the first nine months of fiscal 2000.

DEPRECIATION AND AMORTIZATION

Total depreciation and amortization expense increased $0.6 million (91.5%) to $1.3 million for the first nine months of fiscal 2001 from $0.7 million for the first nine months of fiscal 2000, and increased as a percentage of revenues to 5.7% from
4.5% over the comparable period in the prior year. The increase is due primarily to the implementation of a large scale class five switch acquired from Lucent Technologies and installed in our Spanish operations during the second quarter of fiscal 2001 and implementation of additional switching equipment in the US operations during late fiscal 2000 and early fiscal 2001 related to expansion of our US network switching locations.

Depreciation and amortization expense attributable to US operations amounted to
$0.9 million in the first nine months of fiscal 2001 compared to $0.6 million for the first nine months of fiscal 2000. Total depreciation and amortization for our international operations amounted to $0.3 million for the first nine months of 2001 compared to $0.1 million for the first nine months of fiscal 2000.

OPERATING LOSS

In the first nine months of fiscal 2001, the loss from operations improved by $8.3 million to a loss of $7.3 million compared to a loss from operations of $15.6 million in the first nine months of 2000. Operating loss for the first nine months of 2001 improved to negative 33.1% of total revenues as compared to a negative 106.7% for the first nine months of 2000. The reduction in operating loss from the first nine months of fiscal 2001 to the first nine months of fiscal 2000 is primarily the result of reduced SG&A expenses in the US operations combined with increased gross profit margins in all locations, partially offset by increased depreciation and amortization expense in fiscal 2001.

OTHER INCOME AND EXPENSES

Other Expense on the Statements of Operations includes non-cash accretion charges related to the imputed value of warrants issued in connection with certain notes payable, interest expense related to notes payable and capital leases, amortization expense related to debt placement and loan fees, and impairment charges related to property and equipment.

For the nine months ended March 31, 2001, total Other Expenses decreased $1.6 million
(23.4%) to $5.9 million as compared to $7.7 million for the same period in fiscal
2000. The decrease is primarily due to a reduction of $1.0 million in other expenses principally due to one-time charges in 2000 and a reduction in accretion charges of $1.3 million related to warrants issued in connection with notes as compared to the same period in fiscal 2000.

For the nine months ended March 31, 2001, accretion charges decreased $1.3 million
(34.7%) to $2.5 million as compared to $3.8 million for the same period in fiscal
2000. The decrease in accretion charges is due to reductions in new warrants issued in connection with notes during fiscal 2001.

Total interest charges of $2.5 million for the nine months ended March 30, 2000 increased $0.5 million to $3.0 million for the nine months ended March 31, 2000.

For the nine months ended March 31, 2000, Other Expense includes $1.4 million in expense resulting from the write-down of the value of certain assets that the Company determined that it would not be able to use. The nine months ended March 31, 2001 included $0.3 million in expense resulting from the amortization of fees and expenses related to debt placement and loan fees.

INCOME TAXES.

Since we experienced a net loss for income tax purposes since inception, we have not incurred any income taxes

LIQUIDITY AND CAPITAL RESOURCES

From inception, the Company has built infrastructure and deployed resources in anticipation of future growth and, as a result, has not generated positive cash flows from operations.
The Company has financed its operations to date primarily through private sales of equity securities, advances from an affiliated company, short-term notes placed with private investors, vendor liabilities and the leasing of fixed assets.

In the future, additional funding and liquidity will be required to implement the
Company's business plan, and to fund losses until the Company generates positive cash flow. While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing and is exploring a number of alternatives in this regard.

Management believes that, despite the uncertainty regarding future cash flows and liquidity, it has a business plan that, if successfully funded and executed, can significantly improve operating results and provide the necessary liquidity to sustain future growth.

As of March 31, 2001, we had cash and cash equivalents of approximately $0.4 million and a working capital deficit of $(41) million. Further, as of March 31, 2001, the
Company is in default on approximately $31.7 MILLION of notes payable and other liabilities. The Company has proposed to its note holders and vendors a plan to convert these obligations into common stock of the Company and is in discussions regarding these proposals.

Cash consumed by operating activities for the nine months ended March 31, 2001, totaled $2.9 million, as compared with cash consumed by operating activities of
$6.5 million for the same period in fiscal 2000, reflecting increases in accounts payable and accrued liabilities offset by the use of cash to fund operating losses, increases in accounts receivables, and decreases in accrued network cost.

Cash used by investing activities for the nine months ended March 31, 2001, totaled
$2.8 million, compared to $3.2 million in the same period in fiscal 2000. The amount in fiscal 2000 is primarily a result of capital expenditures of $2.7 million related to the continued development of our network as compared to capital expenditures for the same period last year of $3.2 million.

Cash provided by financing activities for the nine months ended March 31, 2001, totaled $5.8 million primarily reflecting financing from the sale of common stock of $4.7 million and preferred stock, (prior to the merger of Pensat with CDX) of
$0.5 million, additional borrowings of $3.4 million, offset by repayments of $2.1 million of notes and $0.6 million in additional capital lease obligations. Our indebtedness in notes and lease obligations at March 31, 2001 was approximately $30.2 million, of which $0.8 million was long-term debt and $29.4 million was short-term debt.

We have been advised by our independent public accountants that, if prior to the completion of their audit of our financial statements for the year ended June 30,
2001 we are unable to demonstrate our ability to service our current debt obligations or to fund operations for the next twelve months, their auditors' report on those financial statements will be modified for the contingency related to our ability to continue as a going concern.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

o       Unregistered Shares Issued Pursuant to Merger Agreement

Pursuant to an Agreement and Plan of Merger dated January 12, 2001, between Pensat
International Communications, Inc. a Delaware corporation ("Pensat") and the Company,
Pensat merged with and into Pensat Inc., a newly formed subsidiary of the Company, such that Pensat Inc. is the surviving corporation. As a result of this merger,
Pensat's shareholders effectively acquired control of the Company.

As consideration for the merger, the Company issued 110,000,000 shares of the Company's common stock for the benefit of the Pensat Shareholders in exchange for their common shares of Pensat. Of such shares one half were issued to Pensat shareholders when the merger became effective. An additional twenty five percent (25%) of the 110,000,000 shares have been released and transferred to Pensat Shareholders pursuant to Pensat meeting certain conditions of the agreement. The balance will be released and transferred to Pensat shareholders upon the satisfaction of the remaining conditions. The stock was issued to a limited number of accredited or sophisticated investors who were shareholders of Pensat in a transaction that the Company believes was exempt from registration under Section 4(2) of the Securities Act of 1933.

o       Unregistered Shares Issued Pursuant to a Private Offering

During the quarter ended March 31, 2001, the Company issued 2,565,787 shares of common stock in a private offering. The shares were offered for an aggregate cash purchase price of $975,000, and the Company did not pay commissions on such transaction.
The stock was issued to a limited number of accredited investors in a transaction that the Company believes was exempt from registration under Rule 506.

o       Unregistered Shares Issued Upon Conversion of Debt

On February 21, 2001, Pensat entered into a release and settlement agreement with a certain vendor whereby the parties agreed to dismiss an outstanding suit against
Pensat with prejudice

Pursuant to this agreement Pensat's debt to the vendor of $2.3 million was converted into shares of common stock of the Company at a conversion ratio of $.75 per share, or a total of 3,066,666 shares.

Pensat has converted an additional $83,287 of debt and other liabilities to CDX common stock at a conversion ratio of $0.75 per share during the third quarter.

All of such shares were issued to a limited number of accredited investors in a transaction that the Company believes was exempt from registration under Section
4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

As disclosed in the accompanying financial statements, the Company has defaulted in payment of principal on notes payable and other liabilities. As of the date of this Report, the total arrearages on all such indebtedness are approximately $31.7 million.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

        (b)     Reports on Form 8-K. The Company filed a Current Report on Form 8-K on February 26, 2001, as amended on April 27, 2001. Such Report, as amended, included audited financial statements as of June 30, 2000 and unaudited financial statements as of December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         May 15, 2001                          /s/ Philip A. Verruto
             Date                                  Philip A. Verruto, Chief Executive Officer

