Form 10QSB
period 2004-09-30
CDX COM INC
filed 2006-07-05
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from___________________ to ________________________

Commission file number  000-09735

Airguide, Inc. (formerly CDX.com Incorporated)
(Exact name of small business issuer as specified in its charter)

Oklahoma	20-4898182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 S. Johnstone, Suite 501 Bartlesville, Oklahoma 74003

918-336-1773
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [   ]      No  [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No ��

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

135,791,456 common shares issued and outstanding as of September 30, 2004 (restated to 236,726 after the reverse split).

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2004, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

Item 1.  Financial Statements

Airguide, Inc.
Balance Sheet

	Successor Company
	9/30/2004	6/30/2004
	(unaudited)

Assets
Current assets
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net

Other assets	0	0

Total Assets	$0	$0

Liabilities & Shareholders' Deficiency
Current liabilities:
Accounts payable-trade	$7,998	$7,998
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	7,998	7,998

Long term debt	0	0

Shareholders' Deficiency:
Common stock-100,000,000 authorized $0.001 par value
236,726 issued & outstanding	237	237
Additional paid-in capital	(8,235)	(8,235)
Retained earnings	0	0
Total shareholders' deficiency	(7,998)	(7,998)

Total Liabilities & Shareholder Deficiency	$0	$0
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Operations

	Three Months Ended Sept. 30, (unaudited)
	Successor Company	Successor Company
	2004	2003
Revenue	$0	$0

Costs & Expenses:
Research & development	0	0
General & administrative	0	0
Interest	0	0
Total Costs & Expenses	0	0

Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
gain on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$0	$0
Preferred stock dividends	0	0
Net loss available to common shareholders	$0	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Discontinued operations	Nil	Nil
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	236,726	236,726
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Cash Flows

	Three Months Ended Sept. 30, (unaudited)
	Successor Company	Successor Company
	2004	2003
Cash flows used by operating activities:	$0	$0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	0	0
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy trustee	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

AIRGUIDE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

Airguide Inc. was incorporated in Oklahoma in 2005 and is the successor to CDX.com, Inc. The principal operating subsidiary was Pensat, Inc. Prior to Pensat filing for bankruptcy under chapter 7, Airguide (formerly CDX) was a facilities-based international telecommunications company focused primarily on the international long distance telecommunications market.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month  periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

“Fresh Start” Accounting: On October 9, 2001, our principal operating subsidiary, Pensat, filed a voluntary Chapter 11 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (case no. 01-02078. On January 28, 2003 the proceedings were converted to Chapter 7. As a result of the conversion, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets.  We adopted "fresh-start" accounting as of January 29, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to January 28 2003 are referred to as those of the "Successor Company".  The results of operations and cash flows as presented on previously filed 2002-2003 financial statements reflect the predecessor company. The results of the discontinued component had been reclassified from continuing operations to discontinued operations..

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before January 28, 2003 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

The accounts of the former subsidiaries have not been carried forward.

2.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004 or 2003.

All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2003.

3.	Domiciliary Merger and Holding Company Formation Transaction

On July 28, 2005: we entered into a reverse triangular merger and holding company formation with two other Oklahoma corporations formed on July 26, 2005, CDX.com (OK) and CDX.com Merger, Inc.. As part of this transaction, we emerged as the holding company for CDX.com Merger, Inc, which was the successor in interest to CDX.com (CO) in a domiciliary merger that also occurred on July 28, 2005. Airguide was organized as a wholly-owned subsidiary of CDX.com Merger and CDX.com, Inc. (OK) was organized as a wholly-owned subsidiary of Airguide. Also on July 28, 2005, and as part of the holding company transaction, CDX.com Merger, Inc. merged in CDX.com, Inc (OK), the wholly-owned subsidiary of Airguide.  CDX.com (OK) was the survivor under that part of the transaction.   On August 1, 2005, Airguide sold its subsidiary CDX.com (OK) to a third party for $500.

As a result of the Holding Company Formation Transaction, the pre-existing creditors of the original operating entity, CDX.com Merger, Inc. (formerly CDX.com (CO)) were spun off through the sale of CDX.com (OK), creating a Gain on Sale of Discontinued Operations of $500.

4.	Common Stock

Reverse Stock Split: On July 26, 2005, our shareholders approved the equivalent of a 1 for 1,000 reverse stock split. The mechanics of the reverse split involved a two-stage process that included a 1 for 1,000 reverse split. The Company did not issue scrip or purchase fractional shares for cash in connection with the 1 for 1,000 reverse split. Instead, all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole hundred shares. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2003.

In connection with the reverse split we reduced our authorized shares of common stock to 100,000,000 par-value $0.001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

5.	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Overview and Business of Airguide, Inc." and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Overview and Business of Airguide, Inc.

We were incorporated in the State of Colorado in June, 1978 to engage in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession.

On November 18, 2000, Tampa Bay Financial, Inc., a Florida corporation, acquired control of our company and changed our business from the sale of computerized pulmonary diagnostic equipment and bio-hazard control products to international communications, and we began doing business under the name of DataStream Global Communications. We sold substantially all of our assets used in connection with our former operations to Cyberdiagnostics, Inc. on November 21, 2000 and Cyberdiagnostics, Inc. assumed and indemnified us against all of our liabilities relating to the assets it acquired.

On January 12, 2001, Pensat Inc., our subsidiary, merged with and into Pensat International Communications, Inc., a Delaware corporation, which we refer to herein as Pensat, pursuant to which Pensat Inc. was the surviving corporation. The merger was accounted for as a reverse merger under generally accepted accounting principles wherein Pensat stockholders acquired control of our company. Pensat, Inc., filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in October 2001 and pursuant to the filing, terminated its operations in the United States.  On May 14, 2002, a motion was made to convert the bankruptcy to Chapter 7, and there were no active operations at that time. From the date we ceased both foreign and domestic operations, there was no corporate activity outside of the Pensat Bankruptcy proceeding, which proceeding was converted to Chapter 7 by Order of the Court entered January 28, 2003.

On June 4, 2005, Michelle Harrington was elected to serve as our sole officer and director.  On June 6, 2005, we were directed by the Third Judicial District Court for Utah County, Utah to issue 300,000,000 shares of common stock to Michelle Harrington, thereby vesting control of the company in Ms. Harrington.  This stock was issued as payment for debt owed by us to Harrington for transfer agent services under a judgment dated May 10, 2005.

On July 22, 2005, our Board of Directors accepted the resignation of Michelle Harrington as our sole officer and director, and appointed James Frack as our sole officer and director. The resignation of Michelle Harrington and appointment of James Frack was not based on any disagreement with us.  In connection with that appointment, Mr. Frack was issued stock that vested control of the company in him.

On July 28, 2005, our Board of Directors issued a 1-for-1000 share reverse split, and restated our articles of incorporation of CDX.com in the state of Colorado. On July 28, 2005, we entered into an Agreement of Merger with CDX.com Merger, Inc. (“CDX.com Merger”), an Oklahoma corporation organized on July 26, 2005.  CDX.com Merger (Oklahoma) was the survivor under the merger. The effect of this merger was to re-domicile us as an Oklahoma corporation.  The common stock of CDX.com Merger had identical rights, terms and privileges as the common stock of the Company.

Also on July 28, 2005, we entered into a reverse triangular merger and holding company formation in which Airguide, Inc. (“Airguide”) emerged as our holding company.  Airguide is a company organized in the State of Oklahoma, as part of a reorganization and holding company formation involving three Oklahoma corporations, all incorporated on July 26, 2005: Airguide, CDX.com Merger, and CDX.Com, Inc. (“CDX”) (the “July 2005 Reorganization”).   Airguide was organized as a wholly-owned subsidiary of CDX.com Merger and CDX.com, Inc. was organized as a wholly-owned subsidiary of Airguide.

The July 2005 Reorganization was effected for the purpose of creating a holding company formation and corporate reorganization in which Airguide became a holding company, under which Airguide was the parent company with the exact same shareholder base that CDX.com Merger (Oklahoma) had prior to the reorganization. CDX.com Merger (Oklahoma) merged into CDX.com (Oklahoma) and CDX.com (Oklahoma) became the survivor. All of the former assets, liabilities and operations of CDX.com Merger merged into CDX.com, Inc. as part of this reorganization, by virtue of its position as the successor in interest and survivor of the merger between CDX.com (Oklahoma) and CDX.com Merger (Oklahoma).  The ownership of CDX.com, Inc. was sold on August 1, 2005 by the Board of Directors of Airguide.

Prior to the July 2005 Reorganization, Airguide was only a subsidiary and did not operate, manage, control, or receive any assets or benefits from its parent.  Neither at the time of the July 2005 Reorganization, nor thereafter, did Airguide operate, manage, finance, receive assets, transfer assets, guarantee debts or obligations, nor take any action with respect to its subsidiary CDX.com, Inc., the survivor of the merger between CDX.com Merger and CDX.com, Inc.   The stock held by Airguide in its subsidiary CDX.com, Inc. was held only as an investment with no action being taken by Airguide as controlling shareholder while the stock was held on the books of Airguide prior to the CDX.com, Inc. stock being sold on August 1, 2005.

Airguide’s common stock is currently traded on the OTCBB and on the Pink Sheets under the symbol “AGDC.”

Employees

None.

Research and Development Expenditures

The Company has not operated during the fiscal year covered by this report, and there are no research and development expenditures to report during that time.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

At this time, the Company has not provided annual reports to security holders  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Airguide, Inc.’s electronic filings.

RESULTS OF OPERATIONS

Company did not transact any business during the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of September 30, 2004, and had working capital of $0  as of September 30, 2004.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended September 30, 2004 the loss from operations was $0 as compared to a loss of $0 for quarter ended September 30, 2003.  Company was not operating either year.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in the Notes to its Financial Statements at Item 1 of this report.  Only items not set forth in the Notes to the Financial Statements at Item 1 above will be set forth in this section of the report.  This section, in combination with the Notes 1 to the Financial Statements at Item 1, is a summary of critical accounting policies of the Company, and is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Company’s year end is June 30.

RISK FACTORS

1.

THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company has not operated during the time of this report.  The Company’s predecessors, which are described under “Description of Business—Overview and Business of Airguide, Inc.” above, ceased operations in 2002, and the Company sold its inactive operating subsidiary in August 2005.  The Company has no operating history upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

the ability to generate revenues; and

-

the ability to raise the capital necessary to acquire an operating entity or engage in a merger or other transaction with an operating entity.

The Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

2.

THE COMPANY WILL REQUIRE ADDITIONAL FUNDS TO BECOME ACTIVE.

For the Company to become active, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity.  Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

3.

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL.

Because the Company does not have much capital, it must limit its operations and there is little chance that operations will begin at any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

4.

BECAUSE JAMES FRACK OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

James Frack owns 352,000 out of our total 643,594 issued and outstanding common shares, constituting 51.6% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than James Frack, or James Frack sells some of its shares, James Frack will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.

This could result in a reduction in value to the common shares you own because of the ineffective voting power. James Frack’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

5.

THE COMPANY HAS NOT PAID DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common shares.  For the foreseeable future, the Company expects that earnings generated from the Company’s operations will be retained for use in its business and not to pay dividends.

6.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY’S COMMON STOCK DIFFICULT.

Trading in the Company’s securities is subject to the “Penny Stock” Rules.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-

Make a suitability determination prior to selling a penny stock to the purchaser;

-

Receive the purchaser’s written consent to the transaction; and

-

Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our company's officers and directors. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that, in view of our limited operations and lack of employees, our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Airguide, Inc. is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

No securities were sold during the three months ending September 30, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events:

On July 22, 2005, the Board of Directors accepted the resignation of Michelle Harrington as officer and director, and appointed James Frack as the sole officer and director of the Company. The resignation of Michelle Harrington and appointment of James Frack was not based on any disagreement with company.  James Frack was appointed to serve until the next meeting of the Board of Directors, to serve as an office of the Company at the pleasure of the Board of Directors. In connection with that appointment, Mr. Frack acquired shares that gave him control of the company.

On July 27, 2005, the company filed restated articles of incorporation in the State of Colorado, and conducted a 1-for-1000 reverse stock split.

The Company engaged in a reverse merger and holding company on July 28, 2005, described more fully at “History of Company” above.  The effect of this reorganization was to caused Airguide, Inc. to be the holding company for CDX.com Merger, Inc. (Oklahoma), Airguide’s parent company, and an entity that was merged into CDX.com (Oklahoma), Airguide’s subsidiary.  As a result of the reorganization, the shareholders of CDX.com Merger (Oklahoma) became shareholders of Airguide, Inc., and CDX.com Merger (Oklahoma) ceased to exist.

The Company sold its subsidiary, CDX.com (Oklahoma), for $500 on August 1, 2005.  The Company has not otherwise transacted any business since it ceased operations.

In the Spring of 2006, Michael Cronin was engaged as the new principal independent accountant, commencing with the audit for the year ending June 30, 2005.  The appointment of Michael Cronin was recommended and approved by the Registrant’s Board of Directors.  During the Registrant’s two most recent fiscal years, the Registrant did not consult with Michael Cronin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements, and neither writer report nor oral advice was provided to the Registrant by Michael Cronin that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-K and the related Instructions to Item 304 of Regulation S-K.   Company previously used as its accountant Cayer, Prescott, Cluen & Chatellier, LLP, of Providence Rhode Island.  Company’s change from Cayer, Prescott, Cluen & Chatellier, LLP to Michael Cronin was not based on any disagreement.

Item 6. Exhibits and Reports on Form 8-K.

(a) Financial Statements: included in Item 1 above.

(b) Exhibits

EXHIBIT

DESCRIPTION

STATUS

2.1	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005	Filed herewith.
2.2	Agreement and Plan of Merger between CDX.com Merger, Inc., Airguide, Inc., and CDX.com (OK), filed and effective July 28, 2005	Filed herewith.
2.3	Stock Purchase Agreement between United Assurance And Airguide, Inc. dated August 1, 2005	Filed herewith.
3.1	CDX.com, Inc.(CO) Restated Articles of Incorporation filed July 28, 2005	Filed herewith.
3.2	Airguide Articles of Incorporation, filed July 26, 2005	Filed herewith.
3.3	Airguide, Inc. Bylaws, effective July 26, 2005	Filed
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(a)

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 3, 2006

By:

/s/   James Frack

James Frack, Director, President,

Chief Executive Officer and Chief

Operations Officer (Principal

Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   James Frack

James Frack

Chief Executive Officer                   July 3, 2006

President, Director and

Principal Executive Officer

INDEX TO EXHIBITS

Exhbit

Description

Status

EXHIBIT

DESCRIPTION

STATUS

2.1	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005	Filed herewith.
2.2	Agreement and Plan of Merger between CDX.com Merger, Inc., Airguide, Inc., and CDX.com (OK), filed and effective July 28, 2005	Filed herewith.
2.3	Stock Purchase Agreement between United Assurance And Airguide, Inc. dated August 1, 2005	Filed herewith.
3.1	CDX.com, Inc.(CO) Restated Articles of Incorporation filed July 28, 2005	Filed herewith.
3.2	Airguide Articles of Incorporation, filed July 26, 2005	Filed herewith.
3.3	Airguide, Inc. Bylaws, effective July 26, 2005	Filed
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.