Form 10QSB
period 2004-12-31
CDX COM INC
filed 2006-07-05
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes [X] No ��

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

135,791,456 common shares issued and outstanding as of December 31, 2004 (restated to 236,726 after the reverse split).

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2004, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

Item 1.  Financial Statements

Airguide, Inc.
Balance Sheet

	Successor Company
	12/31/2004	6/30/2004
	(unaudited)

Assets
Current assets
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net

Other assets	0	0

Total Assets	$0	$0

Liabilities & Shareholders' Deficiency
Current liabilities:
Accounts payable-trade	$7,998	$7,998
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	7,998	7,998

Long term debt	0	0

Shareholders' Deficiency:
Common stock-100,000,000 authorized $0.001 par value
236,726 issued & outstanding	237	237
Additional paid-in capital	(8,235)	(8,235)
Retained earnings	0	0
Total shareholders' deficiency	(7,998)	(7,998)

Total Liabilities & Shareholder Deficiency	$0	$0
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Operations

	Three Months Ended Dec. 31, (unaudited)		Six Months Ended Dec. 31, (unaudited)
	Successor Company	Successor Company	Successor Company	Successor Company
	2004	2003	2004	2003
Revenue	$0	$0	$0	$0

Costs & Expenses:
Research & development	0	0	0	0
General & administrative	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	0	0	0	0
Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$0	$0	$0	$0
Preferred stock dividends	0	0	0	0
Net loss available to common shareholders	$0	$0	$0	$0
Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	236,726	236,726	236,726	236,726
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Cash Flows

	Six Months Ended Dec. 31, (unaudited)
	Successor Company	Successor Company
	2005	2004
Cash flows used by operating activities:	$0	$0

Cash flows from investing activities:
Sale of assets	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	0	0
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy trustee	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

AIRGUIDE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended December 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.

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

On July 22, 2005, our Board of Directors accepted the resignation of Michelle Harrington as our sole officer and director, and appointed James Frack as our sole officer and director. The resignation of Michelle Harrington and appointment of James Frack was not based on any disagreement with us.  In connection with that apointment, Mr. Frack was issued stock that vested control of the company in him.

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

RESULTS OF OPERATIONS

Company did not operate during the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of December 31, 2004, and had working capital of $0  as of December 31, 2004.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended December 31, 2004 the loss from operations was $0 as compared to a loss of $0 for quarter ended December 31, 2003.  Company was not operating either year.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in the Notes to its Financial Statements at Item 1 of this report.  Only items not set forth in the Notes to the Financial Statements at Item 1 above will be set forth in this section of the report.  This section, in combination with Note 1 to both of the Financial Statements at Item 1, is a summary of critical accounting policies of the Company, and is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

No securities were sold during the three months ending December 31, 2004.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Financial Statements: included in Item 1 above.

(b) Exhibits

EXHIBIT

DESCRIPTION

STATUS

2.1	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.2	Agreement and Plan of Merger between CDX.com Merger, Inc., Airguide, Inc., and CDX.com (OK), filed and effective July 28, 2005	Filed with Company’s Report on Form 10QSB datedSeptember 30, 2004, and incorporated by reference herein.
2.3	Stock Purchase Agreement between United Assurance And Airguide, Inc. dated August 1, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.1	CDX.com, Inc.(CO) Restated Articles of Incorporation filed July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.2	Airguide Articles of Incorporation, filed July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.3	Airguide, Inc. Bylaws, effective July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

        Signature                                                      Title                                           Date

/s/   James Frack

James Frack

Chief Executive Officer                   July 3, 2006

President, Director and

Principal Executive Officer

INDEX TO EXHIBITS

Exhibit

Description

Status

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith