Form 10QSB
period 2005-03-31
CDX COM INC
filed 2006-07-05
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended March 31, 2005

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

501 S. Johnstone Avenue, Suite 501 Bartlesville, Oklahoma 74003

(918) 336-1773
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

135,791,456 common shares issued and outstanding as of March 31, 2005 (restated to 236,726 after the reverse split)..

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

Item 1.  Financial Statements

Airguide, Inc.
Balance Sheet

	Successor Company
	3/31/2005	6/30/2004
	(unaudited)

Assets
Current assets
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net

Other assets	0	0

Total Assets	$0	$0

Liabilities & Shareholders' Deficiency
Current liabilities:
Accounts payable-trade	$7,998	$7,998
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	7,998	7,998

Long term debt	0	0

Shareholders' Deficiency:
Common stock-100,000,000 authorized $0.001 par value
236,726 issued & outstanding	237	237
Additional paid-in capital	(8,235)	(8,235)
Retained earnings	0	0
Total shareholders' deficiency	(7,998)	(7,998)

Total Liabilities & Shareholder Deficiency	$0	$0
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Operations

	Three Months Ended March 31, (unaudited)		Nine Months Ended March 31, (unaudited)
	Successor Company	Successor Company	Successor Company	Successor Company
	2005	2004	2005	2004
Revenue	$0	$0	$0	$0

Costs & Expenses:
Research & development	0	0	0	0
General & administrative	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	0	0	0	0
Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$0	$0	$0	$0
Preferred stock dividends	0	0	0	0
Net loss available to common shareholders	$0	$0	$0	$0
Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	236,726	236,726	236,726	236,726
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Cash Flows

	Nine Months Ended March 31, (unaudited)
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

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

RESULTS OF OPERATIONS

Company had no operations during the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of March 31, 2005, and had working capital of $0  as of March 31, 2005.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended March 31, 2005 the loss from operations was $0 as compared to a loss of $0 for quarter ended March 31, 2004.  Company was not operating either year.

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

RISK FACTORS

1.

THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company has not operated during the time of this report.  The Company’s predecessors, which are described under “Description of Business— Overview and Business of Airguide, Inc.” above, ceased operations in 2002, and the Company sold its inactive operating subsidiary in August 2005.  The Company has no operating history upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

No securities were sold during the three months ending March 31, 2005.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events:

On June 4, 2005, Michelle Harrington was elected to serve as sole officer of the Company.

On June 6, 2005, Company issued 300,000,000 shares of common stock to Michelle Harrington.  This stock was issued to Harrington as highest bidder at a public auction levying on a $7,998.04 debt owed by the Company to Harrington for transfer agent services.  The judgment was dated May 10, 2005 in the Third Judicial District Court for Utah County, Utah.  See also “Subsequent Events”, below.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

On July 22, 2005, the Board of Directors accepted the resignation of Michelle Harrington as officer and director, and appointed James Frack as the sole officer and director of the Company. The resignation of Michelle Harrington and appointment of James Frack was not based on any disagreement with company.  James Frack was appointed to serve until the next meeting of the Board of Directors, to serve as an office of the Company at the pleasure of the Board of Directors. In connection with that appointment, Mr. Frack acquired shares that gave him control of the company.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

On July 27, 2005, the company filed restated articles of incorporation in the State of Colorado, and conducted a 1-for-1000 reverse stock split.

The Company engaged in a reverse merger and holding company on July 28, 2005, described more fully at “Overview and Business of Airguide, Inc.” above.  The effect of this reorganization was to caused Airguide, Inc. to be the holding company for CDX.com Merger, Inc. (Oklahoma), Airguide’s parent company, and an entity that was merged into CDX.com (Oklahoma), Airguide’s subsidiary.  As a result of the reorganization, the shareholders of CDX.com Merger (Oklahoma) became shareholders of Airguide, Inc., and CDX.com Merger (Oklahoma) ceased to exist.

The Company sold its subsidiary, CDX.com (Oklahoma), for $500 on August 1, 2005.  The Company has not otherwise transacted any business since it ceased operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) Financial Statements: included in Item 1 above.

(b) Exhibits

EXHIBIT

DESCRIPTION

STATUS

2.1	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.2	Agreement and Plan of Merger between CDX.com Merger, Inc., Airguide, Inc., and CDX.com (OK), filed and effective July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.3	Stock Purchase Agreement between United Assurance And Airguide, Inc. dated August 1, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.1	CDX.com, Inc.(CO) Restated Articles of Incorporation filed July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.2	Airguide Articles of Incorporation, filed July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.3	Airguide, Inc. Bylaws, effective July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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