Form 10KSB
period 2005-06-30
CDX COM INC
filed 2006-07-05
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[   ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number                 000-09735

Airguide, Inc.

(Name of small business issuer in its charter)

Oklahoma	20-4898182
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 S. Johnstone, Suite 501 Bartlesville, Oklahoma 74003	74003
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (918) 336-1773

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [   ]    No [ X  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $0.00

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of July 3, 2006 ($.15) was:   $43,739.10.    For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of July 3, 2006 was 291,594.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of July 3, 2006 was 643,594 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes    [       ]    No    [  X  ]

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," “will,” “may,” “should,” “could,” “predict,” “potential,” "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

History of the Company

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

RISK FACTORS

1.

THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company has not operated during the time of this report.  The Company’s predecessors, which are described under “Description of Business— History of Company” above, ceased operations in 2002, and the Company sold its inactive operating subsidiary in August 2005.  The Company has no operating history upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

James Frack owns 352,000 out of our total 643,594 issued and outstanding common shares, constituting 54.7% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than James Frack, or James Frack sells some of its shares, James Frack will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own or lease any property, but it uses office space free of charge at the offices of its attorney, 501 S. Johnstone, Suite 501, Bartlesville, Oklahoma 74003.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings as of the date of filing.  See Item 8B detailing recent sales of unregistered securities for details regarding shares issued to Michelle Harrington, transfer agent, as settlement for a judgment, as set forth below.

The Company’s Agent for service of process John Heskett, 501 S. Johnstone, Suite 501, Bartlesville, Oklahoma 74003.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted during the fiscal years covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the OTCBB and the “Pink Sheets” under the symbol AGDC.  Company’s common stock was previously traded on the Pink Sheets under the symbol "CDXX."  However, there is a very limited public market for the Airguide common stock.  As of July 3, 2006, 643,594 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Airguide common stock for each quarter during the past two years.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/06	.15	.15
12/31/05	.15	.15
9/30/05	.15	.10
6/30/05	1.00	1.00
3/31/05	1.00	1.00
12/31/04	.20	.20
9/30/04	.90	,90
6/30/04	.10	.10
3/31/04	.50	.20

Holders of Our Common Stock

As of the date of this report, the Company had 924 registered shareholders.

Stock Option Grants and Equity Compensation Plans

To date, the Company has not granted any stock options.  The Company does not have any equity compensation plans.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent it from declaring dividends. The Oklahoma General Corporation Law, however, does prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(1)

The Company would not be able to pay its debts as they become due in the usual course of business; or

(2)

The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends and it does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Business of Airguide, Inc.

Airguide was organized under the laws of the State of Oklahoma on July 26, 2005.  From its inception to the date of filing, Airguide has no current operations.  The Company’s predecessors, which are described under “Description of Business—History of Company” above, ceased operations in 2002, and the Company sold its inactive operating subsidiary in August 2005.  The ability of Airguide to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.

The Company, as of the date of filing of this report, is a “shell” as defined in Rule 12(b), having both assets and operations that are only “nominal”.  Management recognizes the possibility that, if additional funds are not raised or the Company does not undertake an acquisition or merger transaction with an operating company or a company with substantial assets, the Company’s assets could have to be liquidated or otherwise reduced.  Because the Company does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase any significant equipment or otherwise take actions to prepare to become active.

Results of Operations

Company was not operating during the reporting period.

Liquidity and Capital Resources

The Company had cash of $0 as of June 30, 2005, and had negative working capital of $0  as of June 30, 2004.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Airguide does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Airguide’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in the Notes to the Financial Statements, in the next section of this report.  Only items not set forth in those Notes will be set forth in this Item 6 section of the report.  This section, in combination with the Notes to the Financial Statements, is a summary of critical accounting policies of the Company, and is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Airguide’s fiscal year ends June 30.

See Risk Factors included at Item 1 above.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

 Airguide, Inc.

I have audited the accompanying balance sheet of Airguide, Inc. as of June 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airguide, Inc. as of June 30, 2005 and 2004  and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of January 29, 2003. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York

June 29, 2006

Airguide, Inc.
(As Successor)
Balance Sheet

	June 30,
Assets	2005	2004

Current Assets
Cash & cash equivalent's	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Property & equipment (net)	0	0
Goodwill	0	0

total Assets	$0	$0

Liabilities & Equity

Current Liabilities:
Accounts payable	$0	$7,998
Accrued expenses	0	0
total current liabilities	$0	$7,998

Equity:
common stock-100,000,000 authorized $0.001 par value
536,726 issued & outstanding	537	237
Additional paid in capital	(537)	(8,235)
Accumulated deficit	0	0
Total Equity	0	(7,998)

total Liabilities & Equity	$0	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements

Airguide, Inc.
(As Successor)
Statement of Operations

	Years Ended June 30,
	2005	2004

Statement of Operations

Net Sales	$0	$0
Costs Applicable to Sales & Revenue	0	0

Gross Profit	0	0

Selling, General & Administrative Expenses	0	0
Depreciation and Amortization	0	0
Total Operating Expenses	0	0
(Loss) Before Other Income & Income Taxes	0	0

Other Income (Expense)
Interest Income	0	0
Interest (Expense)	0	0
(Loss) Before Income Taxes	0	0

Income Taxes	0	0

Net Loss available to common shareholders	$0	$0

Basic and Diluted Net Loss Per Common Share	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	278,644	236,726

See Summary of Significant Accounting Policies and Notes to Financial Statements

Airguide, Inc.
(As Successor)
Statement of Cash Flows

	Years Ended June 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income/Loss	$0	$0
Net cash used by operating activities	0	0

Cash Flows from Investing Activities:
Purchase of Equipment	0	0
Net cash used by investing activities	0	0

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	0
Loan Proceeds	0	0
Repayments on Line of Credit	0	0
Repayment of Long Term Debt	0	0
Net cash used by financing activities	0	0

Net Change In Cash	0	0
Cash-Beginning	0	0
Cash-Ending	$0	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION:

In May, 2005 we issued 300,000 post reverse shares in settlement of $7,998 in outstanding obligations.

Airguide, Inc.
(As Successor)
Statement of Stockholders' Equity

	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at June 30, 2003	236,726	$237	($8,235)	$0
Net Loss June 30, 2004				0
Balance at June 30, 2004	236,726	237	(8,235)	0
Stock issued in settlement of accounts payable	300,000	300	7,698
Net Loss June 30, 2005				0
Balance at June 30, 2005	536,726	$537	($537)	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements

AIRGUIDE, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 June 30, 2005

The Company

Airguide Inc. was incorporated in Oklahoma in 2005 and is the successor to CDX.com, Inc. The principal operating subsidiary was Pensat, Inc. Prior to Pensat filing for bankruptcy under chapter 7, Airguide (formerly CDX) was a facilities-based international telecommunications company focused primarily on the international long distance telecommunications market.

Bankruptcy Proceedings:  On October 9, 2001, our principal operating subsidiary, Pensat, filed a voluntary Chapter 11 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (case no. 01-02078. On January 28, 2003 the proceedings were converted to Chapter 7. As a result of the conversion, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets.

Domiciliary Merger and Holding Company Formation Transaction: On July 28, 2005: we entered into a reverse triangular merger and holding company formation with two other Oklahoma corporations formed on July 26, 2005, CDX.com (OK) and CDX.com Merger, Inc.. As part of this transaction, we emerged as the holding company for CDX.com Merger, Inc, which was the successor in interest to CDX.com (CO) in a domiciliary merger that also occurred on July 28, 2005. Airguide was organized as a wholly-owned subsidiary of CDX.com Merger and CDX.com, Inc. (OK) was organized as a wholly-owned subsidiary of Airguide. Also on July 28, 2005, and as part of the holding company transaction, CDX.com Merger, Inc. merged in CDX.com, Inc (OK), the wholly-owned subsidiary of Airguide.  CDX.com (OK) was the survivor under that part of the transaction.   On August 1, 2005, Airguide sold its subsidiary CDX.com (OK) to a third party for $500.

As a result of the Holding Company Formation Transaction, the pre-existing creditors of the original operating entity, CDX.com Merger, Inc. (formerly CDX.com (CO)) were spun off through the sale of CDX.com (OK), creating a Gain on Sale of Discontinued Operations of $500.

Basis of Presentation: We adopted "fresh-start" accounting as of January 29, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment  New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2003.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows

AIRGUIDE, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

1. “Fresh Start” Accounting:

On January 28, 2003 all the assets of Pensat, our subsidiary, were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations of Pensat. We adopted "fresh-start" accounting as of January 29, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to January 28, 2003 are referred to as those of the "Successor Company".

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

2. Income Taxes:

Our net operating loss carryovers available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

3. Commitments:

The Company’s subsidiary Pensat, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

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

In May, 2005 we issued 300,000 post reverse shares in settlement of $7,998 in outstanding obligations.

        Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There are no employee or non-employee options granted.

5.  Domiciliary Merger and Holding Company Formation Transactions.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Company has had no disagreements with accountants. In the Spring of 2006, Michael Cronin was engaged as the new principal independent accountant, commencing with the audit for the years ended June 30, 2005 and 2004.  The appointment of Michael Cronin was recommended and approved by the Registrant’s Board of Directors.  During the Registrant’s two most recent fiscal years, the Registrant did not consult with Michael Cronin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements, and neither writer report nor oral advice was provided to the Registrant by Michael Cronin that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-K and the related Instructions to Item 304 of Regulation S-K.   Company previously used as its accountant Cayer, Prescott, Cluen & Chatellier, LLP, of Providence Rhode Island.  Company’s change from Cayer, Prescott, Cluen & Chatellier, LLP to Michael Cronin was not based on any disagreement.

Item 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.  Based upon that evaluation, in view of our limited operations and lack of employees, disclosure controls and procedures are deemed adequate as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.

OTHER INFORMATION

Unregistered Sales of Equity Securities and Change in Control

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our officers and director as of the date of the filing of this report:

Director:

Name of Director:	Age

James Frack	51

Executive Officer:

Name of Officer:	Age	Office

James Frack	51	President, Treasurer and Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

James B. Frack has served as Chief Executive Officer and President of Global Connections, Inc.  During his tenure, he successfully restructured operations in 1999 – 2000 to position company for a merger with Capital Information Systems.  Prior to Global Connections, Inc., he was CEO of Integrated Database Software Inc.'s (IDS) Real Time Access service (RTA).  Mr. Frack founded, invented, and developed RTA’s online user-friendly consumer/business lookup and verification products for standalone PC users, PC networks and almost any computer platform.  IDS’s online search engines linked business users to credit bureau data, Regional Bell data, thee major compiled databases, property/assessment data, bankruptcy files via a single point of entry.  RTA had 7,500 online users and was sold by 400 credit bureau sales persons.  In 1995, he created a consumer product SearchAmerica (SA), one of the first phone and address lookup services on the internet.  SA had over 24,000 users and was Time Warner Cable’s consumer phone and address lookup service provided to their Road Runner customers.  Prior to Integrated Database Software, he was a National Account Executive with Metromail Corporation a subsidiary of R.R. Donnelley and Sons Corporation.  His Corporate responsibilities included strategic planning, developing and integrating operations of acquisitions, mergers, strategic partnerships, and applications of data.

We presently do not pay our directors and officers any salary or consulting fee.  Expenses will be reimbursed as money becomes available.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)

Significant Employees

We have no significant employees.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Airguide to become directors or executive officers.

(d)

Certain Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e)

Compliance with Section 16(A) of the Exchange Act

Neither Michelle Harrington or James Frack filed a Form 3 upon becoming a director/officer or beneficial owner of more than 10% of the Company’s common stock, respectively.  No Form 4 or Form 5 was filed with respect to the foregoing.

(f)

Audit Committee Financial Expert

The Company has no separately-designated standing audit committee, therefore it has no audit committee financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Company’s limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the Company’s Director performs the required functions of an audit committee.  James Frack is the only member of the Company’s Board of Directors, and its functional-equivalent of an audit committee.  None of the directors meet the independent requirements for an audit committee member.  The Director selects the Company’s independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. The Company has not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet the Company’s requirements at this time.

(h)

Disclosure Committee and Charter

The Company has no disclosure committee or disclosure committee charter, as the Company has not been operating and has only one officer and director.

 (i)

Code of Ethics

The Company does not have a formal Code of Ethics as it has not been operating and has had no reason to adopt such a code at this time.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us through and including the date of this report, which is July 3, 2006.

SUMMARY COMPENSATION TABLE

Name and	Fiscal	Annual	Long-Term	Other
Principal Position	Year	Compensation	Compensation	Compensation

James Frack(1)	2005 and 2006	0	0	0

(1)

Mr. Frack became President and sole Director on July 22, 2005.

Stock Option Grants

We have also not granted any stock options since our inception on July 6, 2005, including to any directors, officers or employees, and there are no retirement, pension, profit sharing or insurance programs or other similar programs in place for the benefit of our employees.  There were no stock options or SARS outstanding during the periods covered by this report.

Director Compensation; Employment Agreements

We presently do not pay our directors and officers any salary or consulting fee.  Expenses will be reimbursed as funds become available. We do not have a written employment agreement with any officer or director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 3, 2006, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities and (ii) our officers and directors.  The shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (1)

Common Stock	James Frack	352,000	54.7%

(1)

The percent of class is based on 643,594 shares of common stock issued and outstanding as of July 3, 2006.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Change of Control

The Company underwent a change of control during the reporting period when Michelle Harrington was appointed to the Board of Directors on June 4, 2005, and issued 300,000,000 shares of common stock in satisfaction of her judgment against Company.  Additional change of control occurred after the reporting period, as set forth subsequent events under Item 8B above.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

1.

Any of our directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters;

5.

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.

EXHIBITS

(a) Financial Statements: included in Item 7 above.

(b) Exhibits

EXHIBIT

DESCRIPTION

STATUS

2.1	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.2	Agreement and Plan of Merger between CDX.com Merger, Inc., Airguide, Inc., and CDX.com (OK), filed and effective July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.3	Stock Purchase Agreement between United Assurance And Airguide, Inc. dated August 1, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.1	CDX.com, Inc.(CO) Restated Articles of Incorporation filed July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.2	Airguide Articles of Incorporation, filed July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.3	Airguide, Inc. Bylaws, effective July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Company’s audit of annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2004:

$       0

-

Michael Cronin

2005

:

$ 5,000.00

-

Michael Cronin

(2)  Audit-Related Fees - None

(3)   Tax Fees - None

(4)  All Other Fees - None

(5)  The Company’s Board of Directors, acting as audit committee, pre-approves all accounting-relating activities, including both audit and non-audit services, prior to the performance of any services by an accountant or auditor.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was nil%.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRGUIDE, INC.

Registrant

Date: July 3, 2006

By:

/s/   James Frack

James Frack, President, Chief Executive

Officer, Chief Operations Officer (Principal

Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   James Frack

President, Chief Executive

July 3, 2006

James Frack

Officer, Chief Operations

Officer (Principal Executive

Officer), Sole Director

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith