Form 10QSB
period 2005-09-30
CDX COM INC
filed 2006-07-05
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended September 30, 2005

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

536,726 common shares issued and outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

Item 1.  Financial Statements

Airguide, Inc.
Balance Sheet

	Successor Company
	9/30/2005	6/30/2005
	(unaudited)

Assets
Current assets
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net

Other assets	0	0

Total Assets	$0	$0

Liabilities & Shareholders' Equity
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	0	0

Long term debt	0	0

Shareholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
536,726 issued & outstanding	537	537
Additional paid-in capital	(537)	(537)
Retained earnings	0	0
Total Equity	0	0

Total Liabilities & Shareholder Equity	$0	$0
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Operations

	Three Months Ended Sept. 30, (unaudited)
	Successor Company	Successor Company
	2005	2004
Revenue	$0	$0

Costs & Expenses:
Research & development	0	0
General & administrative	500	0
Interest	0	0
Total Costs & Expenses	500	0

Loss from continuing operations before discontinued operations	(500)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
gain on disposal of assets used in discontinued operations	500	0
Income from discontinued operations	500	0

Net Income (loss)	$0	$0
Preferred stock dividends	0	0
Net loss available to common shareholders	$0	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Discontinued operations	Nil	Nil
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	536,726	236,726
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Cash Flows

	Three Months Ended Sept. 30, (unaudited)
	Successor Company	Successor Company
	2005	2004
Cash flows used by operating activities:	$(500)	$0

Cash flows from investing activities:
Purchase of equipment	500	0
Cash used in investing activities	500	0

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	0	0
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy trustee	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

AIRGUIDE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

Airguide Inc. was incorporated in Oklahoma in 2005 and is the successor to CDX.com, Inc. The principal operating subsidiary was Pensat, Inc. Prior to Pensat filing for bankruptcy under chapter 7, Airguide (formerly CDX) was a facilities-based international telecommunications company focused primarily on the international long distance telecommunications market.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month  periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of September 30, 2005, and had working capital of $0  as of September 30, 2005.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended September 30, 2005 the loss from operations was $0 as compared to a loss of $0 for quarter ended September 30, 2004.  Company was not operating either year.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

During the three months ending September 30, 2005, the following events involved a sale of unregistered securities by the company:

On July 22, 2005, the Board of Directors accepted the resignation of Michelle Harrington as officer and director, and appointed James Frack as the sole officer and director of the Company. The resignation of Michelle Harrington and appointment of James Frack was not based on any disagreement with company.  James Frack was appointed to serve until the next meeting of the Board of Directors, to serve as an office of the Company at the pleasure of the Board of Directors. In connection with that appointment, Mr. Frack acquired shares that gave him control of the company, which shares were actually issued by the transfer agent in two certificates, one issued November 15, 2005, and the other issued December 8, 2005. The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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