Form 10QSB
period 2005-12-31
CDX COM INC
filed 2006-07-05
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended December 31, 2005

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

643,594 common shares issued and outstanding as of December 31, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

Item 1.  Financial Statements

Airguide, Inc.
Balance Sheet

	Successor Company
	12/31/2005	6/30/2005
	(unaudited)

Assets
Current assets
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net

Other assets	0	0

Total Assets	$0	$0

Liabilities & Shareholders' Equity
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	0	0

Long term debt	0	0

Shareholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
643,594 issued & outstanding	644	537
Additional paid-in capital	1,356	(537)
Retained earnings	(2,000)	0
Total Equity	0	0

Total Liabilities & Shareholder Equity	$0	$0
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Operations

	Three Months Ended Dec. 31, (unaudited)		Six Months Ended Dec. 31, (unaudited)
	Successor Company	Successor Company	Successor Company	Successor Company
	2005	2004	2005	2004
Revenue	$0	$0	$0	$0

Costs & Expenses:
Research & development	0	0	0	0
General & administrative	2,000	0	2,500	0
Interest	0	0	0	0
Total Costs & Expenses	2,000	0	2,500	0
Loss from continuing operations before discontinued operations	(2,000)	0	(2,500)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
gain on disposal of assets used in discontinued operations	0	0	500	0
Income from discontinued operations	0	0	500	0

Net Income (loss)	($2,000)	$0	($2,000)	$0
Preferred stock dividends	0	0	0	0
Net loss available to common shareholders	($2,000)	$0	($2,000)	$0
Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	($0.00)	$0.00	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	590,160	236,726	563,443	236,726
See notes to unaudited interim financial statements.

Airguide, Inc.
Statement of Cash Flows

	Six Months Ended Dec. 31, (unaudited)
	Successor Company	Successor Company
	2005	2004
Cash flows used by operating activities:	($500)	$0

Cash flows from investing activities:
Sale of assets	500	0
Cash used in investing activities	500	0

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	0	0
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy trustee	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

Supplemental Cash Flow Information:
Expenses paid by issuance to stock	$2,000

AIRGUIDE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended December 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

In November, 2005 we issued 100,000 shares to a related party as reimbursement for $2,000 administrative expenses paid on our behalf.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of December 31, 2005, and had working capital of $0  as of December 31, 2005.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended December 31, 2005 the loss from operations was $0 as compared to a loss of $0 for quarter ended December 31, 2004.  Company was not operating either year.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

No securities were sold during the three months ending December 31, 2005, but the shares issued to James Frack in connection with the July 22, 2005 action described in the historical summary provided at “”Overview and Business of Airguide, Inc.” above were actually issued by the transfer agent during this period.

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