Form 10KSB
AIRGUIDE, INC.
filed 2006-07-11
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Prior to the July 2005 Reorganization, Airguide was only a subsidiary and did not operate, manage, control, or receive any assets or benefits from its parent.  Neither at the time of the July 2005 Reorganization, nor thereafter, did Airguide operate, manage, finance, receive assets, transfer assets, guarantee debts or obligations, nor take any action with respect to its subsidiary CDX.com, Inc., the survivor of the merger between CDX.com Merger and CDX.com, Inc.   The stock held by Airguide in its subsidiary CDX.com, Inc. was held only as an investment with no action being taken by Airguide as controlling shareholder while the stock was held on the books of Airguide prior to the CDX.com, Inc. stock being sold on August 1, 2005.  See subsequent events at Item 8B for reference to a change in business occurring after the quarter ended June 30, 2006.

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

As of June 30, 2006, the Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

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

4.

BECAUSE AS OF THE QUARTER ENDING DATE OF JUNE 30, 2006, JAMES FRACK OWNED MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WOULD BE ABLE TO DECIDE WHO WOULD BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

As of the quarter ending June 30, 2006, James Frack owned 352,000 out of our total 643,594 issued and outstanding common shares, constituting 54.7% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than James Frack, or James Frack sells some of its shares, James Frack will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.

This could result in a reduction in value to the common shares you own because of the ineffective voting power. James Frack’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future. See subsequent events at Item 8B.

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

ITEM 2.

DESCRIPTION OF PROPERTY

As of June 30, 2006, the Company does not own or lease any property, but it uses office space free of charge at the offices of its attorney, 501 S. Johnstone, Suite 501, Bartlesville, Oklahoma 74003.

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

Quarter Ended	High Bid	Low Bid
6/30/06	.15	.15
3/31/06	.15	.15
12/31/05	.15	.15
9/30/05	.15	.10
6/30/05	1.00	1.00
3/31/05	1.00	1.00
12/31/04	.20	.20
9/30/04	.90	,90
6/30/04	.10	.10
3/31/04	.50	.20

Holders of Our Common Stock

As of July 3, 2006, the Company had 924 registered shareholders.

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

Recent Sales of Unregistered Securities

See subsequent events at Item 8B for details on sales of securities occurring after June 30, 2006. The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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

The Company, as of the quarter ending date of this report, is a “shell” as defined in Rule 12(b), having both assets and operations that are only “nominal”.  Management recognizes the possibility that, if additional funds are not raised or the Company does not undertake an acquisition or merger transaction with an operating company or a company with substantial assets, the Company’s assets could have to be liquidated or otherwise reduced.  Because the Company does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase any significant equipment or otherwise take actions to prepare to become active.

Results of Operations

Company was not operating during the reporting period.

Liquidity and Capital Resources

The Company had cash of $0 as of June 30, 2006, and had negative working capital of $0  as of June 30, 2006.

As of June 30, 2006, the Company had not attained profitable operations and is dependent upon obtaining financing to pursue operations.  At June 30, 2006, the Company did not have any external sources of liquidity such as a bank line of credit.

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

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

 Airguide, Inc.

I have audited the accompanying balance sheet of Airguide, Inc. as of June 30, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airguide, Inc. as of June 30, 2006 and 2005  and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of January 29, 2003. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York

July 11, 2006

Airguide, Inc.
(As Successor)
Balance Sheet

	June 30,
Assets	2006	2005

Current Assets
Cash & cash equivalent's	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

total Assets	$0	$0

Liabilities & Equity

Current Liabilities:
Accounts payable	$0	$0
Accrued expenses	0	0
Total current liabilities	$0	$0

Long term debt	$0	0

Equity:
common stock-100,000,000 authorized $0.001 par value
643,594 issued & outstanding (536,726 in 2005)	644	537
Additional paid in capital	1,356	(537)
Accumulated deficit	(2,000)	0
Total Equity	0	0

total Liabilities & Equity	$0	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements

Airguide, Inc.
(As Successor)
Statement of Operations

	Years Ended June 30,
	2006	2005
Revenue	$0	$0

Costs & Expenses:
Research & development	0	0
General & administrative	2,500	0
Interest	0	0
Total Costs & Expenses	2,500	0

Loss from continuing operations before discontinued operations	(2,500)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
gain on disposal of assets used in discontinued operations	500	0
Income from discontinued operations	500	0

Net Income (loss)	($2,000)	$0
Preferred stock dividends	0	0
Net loss available to common shareholders	($2,000)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Discontinued operations	Nil	Nil
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	603,189	278,644
See Summary of Significant Accounting Policies and Notes to Financial Statements

Airguide, Inc.
(As Successor)
Statement of Cash Flows

	Years Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net Income/Loss	($2,000)	$0
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	2,000	0
Changes in Operating Assets & Liabilities
Accounts Receivable	0	0
Inventories	0	0
Prepaid Expenses	0	0
Accounts Payable & Accrued Expenses	0	0
Net cash used by operating activities	0	0

Cash Flows from Investing Activities:
Purchase of Equipment	0	0
Net cash used by investing activities	0	0

Cash Flows from Financing Activities:
Net cash used by financing activities	0	0

Net Change In Cash	0	0
Cash-Beginning	0	0
Cash-Ending	$0	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION:

In November, 2005 we issued 100,000 post reverse shares in settlement of $2,000 in outstanding obligations.

In May, 2005 we issued 300,000 post reverse shares in settlement of $7,998 in outstanding obligations.

Airguide, Inc.
(As Successor)
Statement of Stockholders' Equity

	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at June 30, 2003	236,726	$237	($8,235)	$0
Net Loss June 30, 2004				0
Balance at June 30, 2004	236,726	237	(8,235)	0
Stock issued in settlement of accounts payable	300,000	300	7,698
Net Loss June 30, 2005				0
Balance at June 30, 2005	536,726	$537	($537)	$0
Stock issued in settlement of accounts payable	100,000	100	1,900
Reverse split rounding shares issued	6,868	7	(7)
Net Loss June 30, 2006				(2,000)
Balance at June 30, 2006	643,594	$644	$1,356	($2,000)
See Summary of Significant Accounting Policies and Notes to Financial Statements

AIRGUIDE, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 June 30, 2006

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

Stock Based Compensation:  We have adopted SFAS 123R as of the quarter ended March 31, 2006  and will use the modified-prospective method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures using the Black-Scholes valuation model. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R).

Prior to the adoption of 123R, stock-based awards to non-employees were accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2003.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us this will be our third quarter of the year ending June 30, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

AIRGUIDE, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

In November, 2005 we issued 100,000 post reverse shares in settlement of $2,000 in outstanding obligations. In May, 2005 we issued 300,000 post reverse shares in settlement of $7,998 in outstanding obligations.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Company has had no disagreements with accountants. In the Spring of 2006, Michael Cronin was engaged as the new principal independent accountant, commencing with the audit for the years ended June 30, 2006 and 2005.  The appointment of Michael Cronin was recommended and approved by the Registrant’s Board of Directors.  During the Registrant’s two most recent fiscal years, the Registrant did not consult with Michael Cronin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements, and neither writer report nor oral advice was provided to the Registrant by Michael Cronin that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-K and the related Instructions to Item 304 of Regulation S-K.   Company previously used as its accountant Cayer, Prescott, Cluen & Chatellier, LLP, of Providence Rhode Island.  Company’s change from Cayer, Prescott, Cluen & Chatellier, LLP to Michael Cronin was not based on any disagreement.

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

ITEM 8B.

OTHER INFORMATION

Subsequent Events:

On July 5, 2006, the Company simultaneously entered into an agreement for and consummated its acquisition of all of the issued and outstanding capital stock of AMEREX Companies, Inc., an Oklahoma corporation, pursuant to a Share Exchange Agreement among the Company, James P. Frack, the Company’s control stockholder and sole officer and director, AMEREX Companies, Inc., and the stockholders of AMEREX Companies, Inc. (the “Agreement”).  As a result, AMEREX Companies, Inc. became a wholly-owned subsidiary of the Company and the former stockholders of AMEREX Companies, Inc. became the beneficial owners of 97.3% of the issued and outstanding voting securities of the Company.  By Registration Statement dated July 10, 2006, the Company is in the process of registering those shares with the Securities and Exchange Commission, as set forth in the Form SB-2 Registration Statement. Additionally, pursuant to the Agreement, James P. Frack resigned as sole director of the Board of Directors, and as President, Secretary and Treasurer of the Company, and. the following  persons were appointed to the Company’s Board of Directors: Ron Brewer, Richard Coody, Nick Malino, Robert Roever, John Smith and Marwaan Karame.  On July 5, 2006, the Board of Directors of the Company appointed Nicholas Malino as the Company’s Chief Executive Officer and Ron Brewer as the Company’s Chief Operating Officer.  The details of this transaction were set forth in the Current Report on Form 8-K filed by Company on July 10, 2006, which is incorporated by reference herein.

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

(e)

Compliance with Section 16(A) of the Exchange Act

James Frack did not file a Form 3 upon becoming a director/officer or beneficial owner of more than 10% of the Company’s common stock.  No Form 4 or Form 5 was filed with respect to the foregoing.

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

Director Compensation; Employment Agreements

At June 30, 2006 we did not pay our directors and officers any salary or consulting fee.  Expenses will be reimbursed as funds become available. At June 30, 2006, we did not have a written employment agreement with any officer or director.

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

Change of Control

A change of control occurred after the reporting period ended June 30, 2006, as set forth subsequent events under Item 8B above.

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

2005:

$ 5,000.00

-

Michael Cronin

2006

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

Date: July 11, 2006

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

July 11, 2006

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