Form 10QSB
period 2006-09-30
AIRGUIDE, INC.
filed 2006-11-20
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2006

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-13118

(Commission File No.)

Airguide, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	20-4898182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1105 N. Peoria Avenue, Tulsa, OK 74106

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code (918) 858-1050

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at November 16, 2006
Common Stock, $.001 par value	18,773,594

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2006 (unaudited)	3

Condensed Consolidated Statements of Operations three months and nine months ended September 30, 2006 and period of inception through September 30, 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2006 and period of inception through September 30, 2005 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 2. Changes in Securities	14

Item 4. Submission of Matters to Vote of Shareholders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE PAGE	16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AIRGUIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                                    (Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 335,566	$ 729,871
Restricted cash	1,405,336	3,500,000
Accounts receivable, net of an allowance for doubtful accounts of $-0-	2,153,046	140,678
Other current assets	75,190	16,155

TOTAL CURRENT ASSETS	3,969,138	4,386,704

PROPERTY, PLANT AND EQUIPMENT	3,564,886	1,125,741
Less accumulated depreciation and amortization	(204,565)	(21,172)
NET PROPERTY, PLANT AND EQUIPMENT	3,360,321	1,104,569
Assets held for sale	741,987	-
Capitalized financing costs	940,556	828,768
Restricted cash-long term	400,000	-
Other assets	403,052	408,926

TOTAL ASSETS	$ 9,815,054	$ 6,728,967

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 1,140,674	$ 95,892
Accrued expenses, payroll and related expenses	1,363,213	189,774
Current portion of long term debt	1,387,000	495,917
Borrowings under line of credit	1,024,525	-
Other current liabilities	1,080,575	193,750
TOTAL CURRENT LIABILITIES	5,995,987	975,333
Long Term debt, net of debt discount	3,901,240	3,722,967

TOTAL LIABILITIES	9,897,227	4,698,300
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - 100,000,000 shares authorized, $.01 Par Value,
18,773,471 shares issued and outstanding	187,735	-
Additional paid-in capital	3,083,568	2,658,986
Accumulated deficit	(3,353,476)	(628,319)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(82,173)	2,030,667
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 9,815,054	6,728,967

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AIRGUIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30th				Nine Months Ended September 30th		Period of Inception Through September 30th
	2006		2005		2006		2005
NET SALES		$2,296,980		$107,971		$4,744,854		$109,868

COST OF SALES		1,430,195		63,128		2,935,488		60,621

GROSS PROFIT		866,785		44,843		1,809,366		49,247

OPERATING EXPENSES:
Selling, General, and administrative		859,628		166,109		2,567,569		166,536

TOTAL OPERATING EXPENSES		859,628		166,109		2,567,569		166,536

INCOME (LOSS) FROM OPERATIONS		7,157		(121,266)		(758,203)		(117,289)

OTHER INCOME (EXPENSE)
Interest expense, net		(178,705)		(2,005)		(527,308)		(2,005)
Amortization of debt discount		(323,240)		(32,292)		(983,247)		(32,292)
Amortization of capitalized financing fees		(190,184)		0000		(486,576)
Other, net		9,040		3,200		(11,303)		3,200

OTHER, Net		(683,089)		(31,097)		(2,008,434)		(31,097)

LOSS FROM CONTINUING OPREATIONS		(675,932)		(152,363)		(2,766,637)		(148,386)

INCOME FROM DISCONTINUED OPERATIONS		41,479				41,479

NET LOSS		$(634,453)		$(152,363)		$(2,725,158)		$(148,386)

LOSS PER SHARE
Basic and Diluted	$	$(0.21)	$	$(0.28)	$	$(1.92)	$	$(0.28)

Weighted average number of common shares outstanding:
Basic and Diluted		2,951,946		536,726		1,418,723		536,726

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AIRGUIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months/Period of inception Ended September 30th
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,725,158)	$(148,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	683,498	3,865
Amortization	983,246	32,292
Stock based compensation expense	236,761

Changes in:
Accounts receivable	(2,012,368)	(189,953)
Other assets	(226,037)	17,810
Accounts payable	1,044,783	115,839
Accrued expenses, payroll and related expenses	1,185,264	657,469

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(830,011)	488,936

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(450,386)	(703,492)
Disposal of property, plant and equipment	65,817
Increase in restricted cash	1,694,664
Cash paid for asset acquisition	(1,917,716)

NET CASH USED IN INVESTING ACTIVITIES	(607,621)	(703,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Issue Costs	(442,865)
Borrowings on Debt	1,824,525	377,641
Repayment of Debt	(338,333)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,043,327	377,641

NET INCREASE (DECREASE) IN CASH	(394,305)	163,085

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	729,871	-0-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335,566	$163,085

Supplemental disclosures - cash paid for:
Interest	$506,366	$89
Income taxes	$—	$—

See Accompanying Notes

AIRGUIDE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Airguide, Inc. (Airguide) and AMEREX Companies, Inc., an Oklahoma corporation and our wholly-owned subsidiary, which we refer to herein as Amerex, and Waste Express, Inc., a Missouri corporation and wholly-owned subsidiary of Amerex, (collectively, the “Company”) at September 30, 2006 and the results of its (i) operations for the three and nine month periods ended September 30, 2006 and period of inception through September 2005 and (ii) cash flows for the nine month periods ended September 30, 2006 and period of inception through September 2005. The financial information included herein is taken from the books and records of the Company and is unaudited.

On July 5, 2006, we executed a share exchange of our common stock and acquired 100% of the issued and outstanding capital stock of Amerex, pursuant to a Share Exchange Agreement dated July 5, 2006. Pursuant to the agreement, the stockholders of Amerex received 19,760,074 shares of our common stock in exchange for all of the issued and outstanding capital stock of Amerex, the 100,000 shares of our common stock issued to James Frack were cancelled, and all warrants and convertible notes of Amerex were exchanged for our warrants and convertible notes.  In connection with the issuance of our common stock to the former stockholders of Amerex, the stockholders of Amerex beneficially became the owners of 97.3% of our issued and outstanding voting securities. The acquisition of Amerex Companies, Inc. has been treated as a reverse acquisition for accounting purposes and reflect Amerex as the accounting acquirer of Airguide Inc.  Filings with the SEC will reflect the historical financial statements of Amerex Companies, Inc. for periods prior to the acquisition. Therefore, unless otherwise noted, consolidated financial information presented in this document are of Amerex Companies, Inc. for the pre-acquisition period.

The Company’s Board of Directors have elected to change the Company’s fiscal year to that of Amerex, as the accounting acquirer, and thus have adopted a change in the fiscal year end from June 30 to December 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2006 and Form SB-2/A filed November 15, 2006. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results for the full year. Through September 30, 2006, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.

Line of credit. On August 31, 2006 the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of account receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4% and the term of the line of credit is twenty four months. The Company maintains the right to prepay in cash all of the portion of the revolving notes at 115% of the principal amount plus accrued interest.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

3.

Long Term Debt The Company entered into 10% Senior Secured Convertible Notes (the “Notes”) dated November 21, 2005 with CAMOFI Master LDC and a limited number of Qualified Institutional Investors.  Interest is payable monthly in arrears, in cash or, at the option of the Company and subject to certain conditions being met, in registered common stock.  The Notes are collateralized by a first lien on all current and future assets of the Company and its current and future subsidiaries.  The Notes are guaranteed by the current and future subsidiaries of the Company.  The agreement requires the Company to comply with certain nonfinancial covenants, including restricting the payment of dividends.

The stated principal of the Notes was $6,000,000.  However, the agreement provides for repayment of the principal according to the following premiums and schedule:  102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity.  The effect of the premiums increases the effective interest paid on the amounts borrowed.  The debt is stated at the amount due at that date (110% of $6,000,000) with a debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

The Notes are convertible at any time into common stock at a fixed conversion price.  The fixed conversion price to convert the debt to equity is set at $0.50 per share, subject to downward adjustment for any subsequent equity transactions at prices less than $0.50 per share. In connection with the issuance of the Notes, the holders of the Notes were issued five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrants are exercisable on a cashless basis and include certain anti-dilution provisions.

In accordance with EITF Issue No. 98-5 and No. 00-27, the $6 million proceeds received were allocated to the Notes and warrants based on their estimated fair values, resulting in the recording of a debt discount and increase to additional paid-in capital for the allocated value of the warrants, which was $980,834.  The determination of the fair value assumed exercise at the end of 5 years and 17.44% stock price volatility.  Since the Notes possess a beneficial conversion feature, an additional debt discount and increase to additional paid-in capital of $980,834 were recorded based on the intrinsic value of the conversion feature.  Since the shares of the Company’s common stock were not readily convertible to cash at September 30, 2006, neither the warrants nor beneficial conversion feature were subject to SFAS 133 derivative accounting.  In accordance with EITF 00-19 and SFAS 133, the classification and accounting for the warrants and beneficial conversion feature will be reevaluated at each reporting date.

A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006.  Subsequent to December 31, 2005, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages. We recorded the estimated fair value of these shares of $147,600 as a liability and nonoperating expense as of June 30, 2006.  This obligation will be remeasured until the shares are issued, which is expected to occur by December 31, 2006. Holders of the Notes will be entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006.

On February 23, 2006, the 10% Senior Secured Convertible Notes Agreement was amended and restated.  In connection therewith, the aggregate outstanding principal balance of the Notes increased by $800,000 to $6,800,000 and additional five-year warrants for the purchase of 266,667 shares of common stock were issued.  The warrants were valued at $130,778 and the intrinsic value of the Notes’ beneficial conversion feature was $130,778.  The percentages and timing of premiums on principal repayment as originally stated were not changed.  The Company’s amortization of debt discounts was adjusted accordingly.

Subsequent to December 31, 2005, the Company was in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information.  Management obtained a waiver from the holders of the Notes, waiving any covenant violations regarding delivery of financial information through October 30, 2006.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

4.

Loss per share. Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.  No outstanding stock obligations or warrants represent dilutive potential common shares for the periods presented.  As of December 31, 2005, the Company had outstanding common stock warrants to issue approximately 5,500,000 shares of common stock, and obligations to issue 1,000,000 restricted and 800,000 unrestricted shares of common stock to third parties, in addition to obligations to issue 12,755,000 shares of common stock to employees and 2,450,000 shares of common stock to a consultant.  In 2006, the Company issued additional warrants to issue 1,016,667 shares of common stock and committed to issue 984,000 shares of common stock to a lender, 375,000 shares of common stock to employees and 1,000,000 shares of common stock to nonemployees. None of these securities have been included in the computation of diluted earnings per share since to do so would have been antidilutive for the periods presented.

 .

5. Share-Based Compensation The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period.

The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods.  The measurement date for share-based payments is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities.

Prior to September 2005, the Company agreed to issue 12,755,000 shares of the Company’s common stock to three founding employees and 2,450,000 shares to a consultant for work performed in organizing the Company.  Since these individuals were legally entitled to receive the shares at that time as no further performance was required and since the Company was considered to have minimal value at the grant date, no compensation expense was recorded.  In 2006, the Company agreed to issue 375,000 shares of common stock to employees and 1,000,000 shares to nonemployees upon completion of a reverse merger with a public company.  The estimated value of awards at the grant date for employees and at the date of completion of performance for nonemployees is being recorded to expense over the requisite service periods.

6.

Acquisition of Pryor and Discontinued Operations: On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,071.  Properties acquired contain asbestos, which the Company has estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability.  As part of the asset purchase agreement, the Company assumed all obligations for removing the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller.  If the asbestos obligations have not been settled within the required period, the seller may draw upon the letter of credit for any costs incurred by the seller to complete the asbestos removal and any damages permitted to be recovered under the agreement.  The Company has placed $800,000 in a separate bank account as collateral to the bank issuing the letter of credit.  The $1,575,000 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company intends to sell selected assets with an assigned cost of $1,190,303, which is presented as assets held for sale at September 30, 2006 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they are classified as a discontinued operation. The Company expects to sell the majority of these assets by March 31, 20. Net proceeds from the disposal of these assets are included in the caption “income from discontinued operations”. The Company intends to convert the property to be retained into a licensed waste management facility.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

7.

Related Party Transactions. During the period from inception (May 2, 2005) through December 31, 2005, the Company incurred and recorded consulting fees related to debt financings of $325,000 plus expenses, and agreed to issue warrants to purchase shares of common stock at an exercise price of $0.50 per share initially valued at $322,318, to a company for which the principal of that company also serves on the Company’s board of directors.  The number of warrants to issue is based on 10% of the number of shares, warrants and conversion shares that may be directly or indirectly issued upon the completion of transactions the consulting company helped arrange, and approximates 3,500,000 warrants. The warrants are expected to be issued by October 2006. The consulting company has agreed to give half of these warrants to the president of the Company.  In 2005, the Company also agreed to issue 2,450,000 shares of common stock to a trust of which this same board director is the beneficiary, as compensation for consultation assistance provided to the Company in connection with the Company’s formation and start-up.  No expenses were recorded in connection with this agreement, since the estimated fair value of the Company’s stock at the time the services were provided was minimal.

The initial estimated value of the warrants was recorded as capitalized debt financing costs, which is being amortized over the term of the related debt. The obligation to issue warrants has been recorded as equity at December 31, 2005 and September 30, 2006, based on the guidance in SFAS 123R, SFAS 150 and EITF 00-19 and considering that the number of warrants to issue was reasonably estimable and not denominated in dollars or tied to any variable.

During the nine months ended September 30, 2006, the Company recorded an additional $423,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $6,000 in rent and $15,000 in other consulting fees.

On December 1, 2005, we entered into a consulting agreement with Southbridge Business Resources, Inc. for services related to the acquisition of the real property and assets of EOC. On September 1, 2005 and September 16, 2005 we paid $22,500 and $15,000, respectively for fees and services under the agreement. Mr. Brewer, a member of our board of directors and our Chief Operating Officer, is the sole owner of Southbridge Business Resources.

On October 1, 2005 we entered into a consulting agreement with Richard Coody to render services to us as production process manager.  The agreement has a one-year tem, and continues on a month-to-month basis thereafter unless sooner terminated by us or Mr. Coody upon 30 days' prior notice.  Mr. Coody's compensation under this agreement is $5,000 per month, with a performance incentive payment agreement to be determined and agreed upon by us and Mr. Coody.  Mr. Coody is a member of our board of directors.

On November 1, 2005 we entered in a month-to-month lease with Capitoline Advisory Group, Inc. for one office, including use of all office equipment and furniture, in New York City at a monthly rent of $1,500.  Capitoline Advisory Group is wholly-owned by Robert Roever, a member of our board of directors.

On December 1, 2005 we entered into a sublease with Southbridge Business Resources, Inc. for office space at 406 South Boulder Avenue, Tulsa Oklahoma. The term of the lease is on a month to month basis and the rent is $1,875 per month. Ron Brewer, a member of our board of directors and our Chief Operating Officer, is the sole owner of Southbridge Business Resources. This lease was terminated on May 1, 2006.

On December 2, 2005 we issued a purchase order to Universal Wireline, Inc. for $60,000 for an oil water separator for our future use, which was paid for in advance and is currently being stored at Universal Wireline's warehouse. On October 4, 2005 we issued a purchase order to Universal Wireline for $20,000 for equipment and machinery for our future use, which was paid for in advance and is currently being stored at Universal Wireline's warehouse. Richard Coody, one of our directors, owns 33.3% of Universal Wireline.

In August of 2006 we entered into a month to month lease with Universal Wireline, Inc. for use of a 25 ton crane which we are using in the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. Richard Coody, one of our directors, owns 33.3% of Universal Wireline.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

8.

Business Combination. On September 9, 2005, the Company acquired all of the outstanding stock of Waste Express, a waste management service company.  Components of the purchase price were as follows:

Cash paid

$296,281

Acquisition costs

     63,073

Purchase price

$359,354

The allocation of the purchase price is as follows:

Property and equipment

$215,658

Intangible asset: permit

231,646

Receivables

76,764

Other current assets

      5,887

Total assets

  529,955

Accounts payable

30,168

Accrued liabilities

125,439

Debt assumed

    14,994

Total liabilities

  170,601

Purchase price

$359,354

 The excess of the fair value of the net assets acquired over the purchase price was allocated among the concurrent assets based on their estimated fair values.

The purchase agreement provides for contingent consideration to be paid to the prior owner to the extent that quarterly revenues of Waste Express exceed $270,000, with payments equal to 8% of any such excess up to a maximum amount of $235,000 plus 6% interest.  No amount was included in the purchase price for this consideration since the outcome of this contingency was uncertain as of the balance sheet date.  If and when payment of additional consideration occurs, the purchase price will be increased accordingly.

Results of operations of Waste Express for the period September 10, 2005 through September 30, 2005 are included in the Company’s financial statements.  The following unaudited pro forma financial information for 2005 presents the combined fiscal results of operations of Amerex and Waste Express as if the acquisition of Waste Express had occurred as of the date of the Company’s inception (May 2, 2005).

Revenue

$420,810

Net loss

(88,806)

9.

Segment Reporting: The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The Company’s reportable segments consist of Waste Express and Amerex.  Amerex revenues for the nine months ended September 30, 2006 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes Selected financial information for reportable segments for the nine months ended September 30, 2006 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	$2,616,435	$2,128,419	-	$4,744,854
Operating income (loss)	351,195	(1,109,398)	-	(758,203)
Other income (expense)	(1,165)	158,051	-	156,886
Interest expense, penalties
and amortization of debt
costs and debt discount	(343)	(2,154,977)	-	(2,165,320)
Income (loss) from continuing operations	349,687	(3,116,324)	-	(2,766,637)
Income from discontinued operations		41,479		41,479
Net income (loss)	349,687	(3,074,845)		(2,725,158)
Segment assets	1,704,914	8,801,579	(691,439)	9,815,054
Expenditures for acquisitions
property and equipment	285,304	165,082	-	450,386

10.  Commitments and Contingencies: The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates our estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1. Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and services have been provided, the price is fixed and determinable, and collection is reasonably assured. The Company’s primary source of revenue is through the treatment and disposal of hazardous waste. Revenue for this service is recognized when the service has been provided.

2. Other intangibles

Other Intangibles consist primarily of permits acquired through acquisitions which are initially recorded based upon their estimated fair value, and permits obtained through operations which are stated at cost. Permit fair values are determined through the use of external independent appraisals. Permits are amortized on a straight like basis over 10 years. The company tests the valuation for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s valuation for all other intangibles is not material.

3. Share-based compensation

The Company records share-based payments to non-employees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period.  The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods.  The measurement date for share-based payments to employees is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities.  The estimated value of share-based payments for options, warrants and similar obligations is determined using a Black-Scholes model and assumptions regarding stock price volatility, discount rate and exercise period.  The estimated value of the Company’s shares of common stock at a measurement date was largely determined based upon recent equity transactions and negotiations with its primary lender, as applicable.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Management has not yet assessed the potential impact of SFAS 157 on the Company's financial condition and results of operations.

Basis of Presentation:

Our results of operations for the periods prior to our acquisition of Amerex Companies, Inc. are not material to the results of operations of AirGuide as we had been inactive for the 5 years prior to this acquisition. In addition, the acquisition of Amerex Companies, Inc. has been treated as a reverse acquisition for accounting purposes, and future filings with the SEC will reflect the historical financial statements of Amerex Companies, Inc. for periods prior to the acquisition.   Therefore, unless otherwise noted, consolidated financial information presented in this document are of Amerex Companies, Inc. for the pre-acquisition period.

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the nine-month period ending September 30, 2006, We have prepared these statements ourselves and they have not been audited by our independent auditors.

Results of Operations:

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net Sales	100%	100%
Cost of Sales	62%	58%
Gross Profit	38%	42%
Selling, General, and Administrative Expense	37%	154%
Total Operating Expense	37%	154%
Income (Loss) from Operations	0%	(112)%
Other Income (Expense)	(30)%	(29)%
Loss from Continuing Operations	(29)%	(141)%

Revenues

Revenue for the quarter ended September 30,2006, was $2,296,980 as compared to revenue of $107,971 for the three months ended September 30, 2005. This increase was primarily a result of the commencement of the Drug Enforcement Administration contract which accounted for approximately $526,000 or 23% of our revenue for the three months ended September 30, 2006. This project began on January 9, 2006 and did not affect the revenue for the period ending September 30, 2005.  Additionally, the Company benefited in the current year period from a full three months of operating activity as compared to the prior year period for which the Company significantly expanded it’s commencement of operations through the acquisition of Waste Express in September 2005 and therefore only benefited from one month of activity of this operation in the prior year period.  We expect that the Drug Enforcement Administration contract will continue to significantly contribute to revenue during the fourth quarter of 2006.

Cost of Services Provided

During the three month period ending September 30, 2006 our total cost of services provided was $1,430,195 or 62% of total revenues for a gross profit of $866,785 or 38%. During the prior year period our total cost of services amounted to $63,128 or 58% of total revenue resulting in a gross profit of 42%.  The overall increase in gross profit resulted from increased revenue volume from the expansion of operations.  The Company engaged in one major project which began on June 28, 2006 and will conclude in November 2006. This project, when completed, will have contributed approximately $1 million in revenue of which a portion was performed in the third quarter of 2006 and the remaining majority of the work will be performed in the fourth quarter of 2006. This project is estimated to have contributed to gross margin at a rate of less than 10%. This project was a major contributor to the decline in gross margin for the period and management anticipates that it will also result in significantly lower than normal gross margins for the fourth quarter. Following the completion of this project, the Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increased in the cost of fuel will materially impact our business. Approximately 5% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. We are currently negotiating leasing arrangements which would include vehicle maintenance and our expectation is that this will eliminate the rental expenses and the cost of the lease would reduce total costs to 2.0-2.5%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

SG&A

During the three month period ending September 30, 2006 our other operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $859,628 or 37% of revenue resulting in an operating income of $7,157. For the prior year period our other operating expenses were $166,109 resulting in an operating loss of $121,266.  The decrease in our operating losses in the current period occurred mainly as a result increased revenues resulting in a  decrease of SG&A expenses as a percentage of revenue.  The overall increase in the gross amount of SG&A expenses resulted from non cash compensation provided to various employees and consultants as well as the addition of sales personnel, who typically require a two to three month period of time to establish new contracts for the Company.  When new contracts have been established, there is also usually a lead time of several weeks before billable work begins. In addition, as a government agency, the DEA work requires us to incur additional costs related to record keeping and administration which typically exceeds the level of effort related to record keeping and administration typically required for private clients or as subcontractors on projects performed for government agencies. Therefore as a result of these factors the Company has not yet realized all of the revenue benefits of increased sales personnel. Additionally, SG&A expenses have increased  for headcount additions for non-sales related activities, professional service expenses and depreciation of assets associated with the Companies recent asset acquisitions. After salaries, our largest indirect expense was for accounting and legal services. We expect that much of these expenses were a result of our initial audit and the initial audit of our subsidiary Waste Express, Inc. as well as time involved with our current efforts to register certain shares of our common stock. Neither company had undergone previous audits and much additional work had to be performed by our independent auditors and our financial consultant that we do not expect to have to be repeated in subsequent audits. Therefore, we expect that this expense will decrease significantly. Likewise, professional legal fees are expected to decrease significantly in subsequent periods as much of these services were related to the acquisition of Amerex Companies, Inc and its subsidiaries, and to the production of the prospectus and amendments. In addition, we expect that expenses related to non-cash compensation will also decrease. During our development stage we hired all of our key managers and other key personnel and provided certain incentives in the form of our common stock. Most of our key positions have been filled and while we may offer such incentives to certain employees in the future we anticipate that the size of the distributions will be significantly smaller than they were this period

Non-Operating Expenses

During the three month period ending September 30, 2006, our net non-operating expenses were $683,089 resulting in a net loss from continuing operations of $675,932. During the prior year period our net non-operating expenses were $31,097. The increase in the current year period was due to increased amortization of debt discounts and deferred financing fees and increased interest expense resulting from increased debt that was undertaken subsequent to September 30, 2005.

Loss from continuing operations for the three months ended September 30, 2006 was $675,932 compared to $152,363 in the prior year period.

Net loss was $634,453 for the three months ended September 30, 2006, compared with a net loss of $152,363 for the three months ended September 30, 2005. The Company realized a benefit of $41,479 in the three months ended September 30, 2006 resulting from the sale of various assets from it’s discontinued operations located in Pryor, Oklahoma.

Nine Months Ended September 30, 2006 Compared With the period of inception through  September 30, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Nine Months Ended September 30, 2006	Inception Through September 30, 2005
Net Sales	100%	100%
Cost of Sales	62%	55%
Gross Profit	38%	45%
Selling, General, and Administrative Expense	54%	152%
Total Operating Expense	54%	152%
Loss from Continuing Operations	(58)%	(135)%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Revenue and Gross Profit:

Revenue Increased to $4,744,854 for the nine months ended September 30, 2006, compared with $109,868 for the period of inception through  September 30, 2005. This increase was primarily a result of the commencement of the Drug Enforcement Administration contract which accounted for approximately $1,635,000 or 34% of our revenue for the nine months ended September 30, 2006. This project began on January 9, 2006 and did not affect the revenue for the period ending September 30, 2005.  Additionally, the Company benefited in the current year period from a full nine months of operating activity as compared to the prior year period for which the Company only operated through the period of inception through September 30,2006 for approximately five months. The Company also  significantly expanded it’s commencement of operations through the acquisition of Waste Express in September 2005 and which resulted in only one month of activity of this operation in the prior year period. The Company had three industrial customers providing revenues of $542,000 (11%), $463,000 (10%) and $289,000 (6%) respectively during the nine months ended September 30, 2006. We expect that the Drug Enforcement Administration contract will continue to significantly contribute to revenue during the fourth quarter of 2006.

Cost of Services Provided

The gross profit percentage decreased to 38% for the nine month periods ended September 30, 2006 compared to 45% for the inception period ended September 30, 2005. As disclosed above, the Company engaged in one major project which began on June 28, 2006 and will conclude in November 2006. This project is estimated to have contributed to gross margin at a rate of less than 10%. This project was a major contributor to the decline in gross margin for the period and management anticipates that it will also result in significantly lower than normal gross margins for the fourth quarter. Following the completion of this project, the Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increased in the cost of fuel will materially impact our business. Approximately 5% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. We are currently negotiating leasing arrangements which would include vehicle maintenance and our expectation is that this will eliminate the rental expenses and the cost of the lease would reduce total costs to 2.0-2.5%.

Selling, general and administrative (SG&A) expenses

SG&A expenses increased to $2,567,569 for the nine month period ended September 30, 2006 from $166,537 for the period of inception  through September 30, 2005. The increase in the current year period resulted from a full nine months of operating activity as compared to the prior year period for which the Company only operated  through the period of inception through September 30,2006 for approximately five months. The Company also  significantly expanded it’s commencement of operations through the acquisition of Waste Express in September 2005 and which resulted in only one month of activity of this operation in the prior year period. The major drivers for increase in SG&A expenses were due to the increases in non-cash compensation of $236,761, consulting fees of  $108,009, professional fees of $294,406, and wages of $507,508. Non cash compensation was provided to various employees and consultants as well as the addition of sales personnel, who typically require a two to three month period of time to establish new contracts for the Company.  When new contracts have been established, there is also usually a lead time of several weeks before billable work begins. In addition, as a government agency, the DEA work requires us to incur additional costs related to record keeping and administration which typically exceeds the level of effort related to record keeping and administration typically required for private clients or as subcontractors on projects performed for government agencies. Therefore as a result of these factors the Company has not yet realized the revenue benefits of increased sales personnel. Additionally, SG&A expenses have increased for headcount additions for non-sales related activities, professional service expenses and depreciation of assets associated with the Companies recent asset acquisitions. After salaries, our largest indirect expense was for accounting and legal services. We expect that much of these expenses were a result of our initial audit and the initial audit of our subsidiary Waste Express, Inc. as well as time involved with our current efforts to register certain shares of our common stock. Neither company had undergone previous audits and much additional work had to be performed by our independent auditors and our financial consultant that we do not expect to have to be repeated in subsequent audits. Therefore, we expect that this expense will decrease significantly. Likewise, professional legal fees are expected to decrease significantly in subsequent periods as much of these services were related to the acquisition of Amerex Companies, Inc and its subsidiaries, and to the production of the prospectus and amendments. In addition, we expect that expenses related to non-cash compensation will also decrease. During our development stage we hired all of our key managers and other key personnel and provided certain incentives in the form of our common stock. Most of our key positions have been filled and while we may offer such incentives to certain employees in the future we anticipate that the size of the distributions will be significantly smaller than they were this period

 Non-Operating Expenses

During the nine month period ending September 30, 2006, our net non-operating expenses were $2,008,434 resulting in a net loss from continuing operations of $2,766,637. During the period of inception through September 30, 2005 our net non-operating expenses were $31,097. The increase in the current year period was due primarily due to increased amortization of debt discounts and deferred financing fees, increased interest expense and financing penalty fees resulting from increased debt that was undertaken subsequent to September 30, 2005.

Loss from continuing operations for the nine months ended September 30, 2006 was $2,766,637 compared to $148,386 in the prior year period.

Net loss was $2,725,158 for the nine months ended September 30, 2006, compared with a net loss of $148,386 for period of inception through September 30, 2005. The Company realized a benefit of $41,479 in the nine months ended September 30, 2006 resulting from the sale of various assets from its discontinued operations located in Pryor, Oklahoma.

Financial Condition, Liquidity, and Capital Resources

At December 31, 2005 our cash and cash equivalents amounted to $729,871, which did not include restricted cash of $3,500,000 and our accounts receivable was $140,678.  Our total current assets as of December 31, 2005 were $4,386,704.  As of September 30, 2006 our cash and cash equivalents were $355,566 and restricted cash was $1,805,336.  Our accounts receivable rose to $2,153,056 as of September 30, 2006, which included unbilled receivables of $566,437. Our total current assets as of September 30, 2006 were $3,969,138.  The reduction in the total current assets occurred as a result of asset acquisitions and greater debt related expenses, partially offset by increased accounts receivable resulting from increasing revenue.

At December 31, 2005 the Company had current liabilities of $975,333 comprised of the current portion of long term debt, accounts and notes payable, accrued expenses and accrued share-based liabilities. Current liabilities increased to $5,995,987 as of September 30, 2006 due to acquisition activities, increased operations, and costs associated with the CAMOFI financing.  As such, the Company maintained positive working capital of $3,411,371 as of December 31, 2005 and negative working capital of $2,026,849 as of September 30, 2006.

For the period of inception through December 31, 2005 and for the nine months ended September 30, 2006 the Company used cash in operations of $433,250 and $830,111 respectively.  For the period of inception through December 31, 2005 the Company realized an overall increase in cash and cash equivalents primary due to cash provided by financing activities of $5,500,632 partially offset by net cash used in investing activities of $4,337,511 and the aforementioned use of cash in operating activities of $433,250.  For the nine months ended September 30, 2006 the Company realized a decrease in cash and cash equivalents of $394,305, primarily due to cash used in investing activities of $607,621 and the aforementioned use of cash in operating activities of $830,011, partially offset by cash provided by financing activities of $1,043,327.

The Company's management has previously attracted additional funding in the form of subordinated debt and a line of credit. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified.  The Company is currently addressing its liquidity and negative working capital issues as of September 30, 2006 by the following actions:

•

The Company continues to implement plans to increase revenues.

•

The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

•

The Company will seek alternatives measures of financing which may include equity financing or additional subordinated debt

•

Full utilization of its line of credit

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future which could have a material adverse effect on our business, results of operations and financial condition

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

DEBT AND CREDIT FACILITIES

On August 12, 2005, we entered into a loan agreement with DCI USA Inc., which we refer to herein as DCI, pursuant to which DCI agreed to loan us $400,000 in consideration for two one-year promissory notes, one in the amount of $300,000 and the other in the amount of $100,000, each note bearing interest at fifteen percent (15%) per annum, and a warrant to purchase 800,000 shares of our common stock at $.50 per share.  Prior to September 12, 2005, DCI informed us that they were unable to provide any funding and that Hypothecators Mortgage Company, herein referred to as Hypothecators, agreed to fund the $300,000 note on the same terms as the note we were to issue DCI, without any warrants.   On September 12, 2005 we issued Hypothecators the $300,000 note in consideration for $300,000, which we repaid in full on November 27, 2005 with the proceeds of the CAMOFI Master LDC financing.

On September 2, 2005, we issued Professional Traders Fund LLC, which we refer to herein as PTF, a one-year promissory note in the amount of $450,000, in consideration for $450,000.  Under terms of the note, interest at the rate of eight percent (8%) would accrue for the term of the note and the entire facility would be payable along with accrued interest on September 1, 2006. $230,840 of the note was repaid on November 29, 2005 with proceeds from the CAMOFI Master LDC financing, and $233,778 was repaid on March 2, 2006, representing principal and accrued interest.

On September 12, 2005, we issued a promissory note in the amount of $100,000 to NY2K International Corp. in consideration for $100,000.  This note is due on September 12, 2006, bears interest at the rate of fifteen percent (15%) per annum, and is secured by our property located in Harrison County, Texas.  This note was paid off on September 12, 2005.

On September 12, 2005, we acquired all of the stock of Waste Express, Inc., a Missouri corporation. Waste Express is in the business of transporting, storing and disposing of hazardous and non-hazardous industrial and household waste. Waste Express operates from a single facility in Kansas City, Missouri and is licensed to perform its services under Part B of the RCRA and the MHWML. Waste Express is a wholly owned subsidiary of AMEREX Companies, Inc.

We used the proceeds from the Hypothecators Note and the PTF Note to purchase certain assets of NES, IWS of Tulsa, Oklahoma and Enhanced Operating Company of Lehigh, Texas. The purchase price of the NES and IWS assets was $433,000, of which $250,000 was the estimated value of 500,000 shares of the Company’s common stock to be issued to the sellers.  The purchase price of the Enhanced Operating Company assets was $190,000, of which $125,000 was the estimated value of 250,000 shares of the Company’s common stock to be issued to the sellers.  Assets and real property of these purchases were used to establish our business operations in Tulsa, Oklahoma and to begin construction of a facility to store and treat oily water from producing oil wells in Leigh, TX. The Tulsa operation began in November 2005 and the facility in Texas is anticipated to begin operations in the first quarter of 2007.

On November 21, 2005, we executed an agreement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, for a 10% Senior Convertible Note due on November 21, 2007. Under the terms of this agreement we will pay interest only for the first 9 months of the agreement and then will pay interest and principal through the remaining term of the loan. The principal amortizes over 5 years and since the term of the loan is 2 years there is a terminal balloon payment.  We can draw down the total amount of the note in three tranches (intervals). The first tranche of 2.5 million was drawn down at the closing of the transaction and the proceeds were used to pay off the Hypothecators note and partially paid off the PTF note and for working capital. On February 23, 2006, this agreement was modified to increase the principal balance from $6,000,000 to $6,800,000, this was as a result of additional costs associated with the purchase of the Pryor Facility. On March 5, 2006 we drew down $2.6 million which was used to purchase the Pryor Facility and for working capital. One April 28, 2006 we drew down the remaining $1.65 to fund the purchase of the ERS assets and for working capital.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on August 31, 2006 and is secured by our accounts receivable.  The maximum borrowing on this line is the lesser of $1.5 million or 80% of account receivable aged less than 90 days. We are also required to register shares in the amount of 125% of the number of shares underlying the warrant.

We will continue to evaluate additional funding options including equipment financing, banking facilities, loans, government-funded grants and private and public equity offerings. We may also require funds for future acquisitions that would complement our existing business. Some of these financings may result in substantial dilution to current equity holders.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 5. Other Information

a)	None

b)	None.

PART II. OTHER INFORMATION (Continued)

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

Form 8K filed 07/11/2006.

Form 8K/A filed 10/02/2006

Form 8K filed 10/06/2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRGUIDE, INC.

Date: November 20, 2006	By:	/s/ Nicholas J. Malino
Nicholas J. Malino
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2006	By:	/s/ Bradley Morris
Bradley Morris
Controller