Form 10KSB
period 2006-12-31
AMEREX GROUP, INC.
filed 2007-05-18
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number                 000-09735

Amerex Group, Inc.

(Name of small business issuer in its charter)

Oklahoma	20-4898182
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1105 N. Peoria Tulsa, Oklahoma	74106
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (918) 858-1050

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $7,726,099

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of April 27, 2007 ($.40) was:   $1,146,638.   For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  Therefore the number of shares of our common stock held by non-affiliates as of April 27, 2007 was 2,866,594.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of May 17, 2007 was 18,773,594 shares of common stock, $0.001 par value.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

History of the Company

CDX.com (“CDX.com CO”) was incorporated in the State of Colorado in June, 1978, and it engaged in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession. CDX.com CO manufactured some of the pulmonary diagnostic equipment that it sold, as well as selling equipment manufactured by third parties. In addition to pulmonary diagnostic equipment, CDX.com CO also sold items related to testing equipment as well as maintenance and service agreements. CDX.com CO also was a reseller of certain products used in the physician market, e.g., blood pressure cuffs and laryngoscopes. CDX.com CO’s principal customers were primary care physicians, group practices, clinics, and medical centers.

On November 18, 2000, Tampa Bay Financial, Inc., a Florida Venture Capital firm that specializes in micro-cap first stage corporate investments, acquired control of CDX.com CO and changed its business from the sale of computerized pulmonary diagnostic equipment and bio-hazard control products to international communications, doing business under the name of DataStream Global Communications. At approximately the same time, and as part of the restructuring of the company in the fall of 2000, CDX.com CO sold substantially all of its assets used in connection with its pulmonary diagnostic equipment sales to Cyberdiagnostics, Inc. The transferred assets included all furniture, fixtures, equipment, inventory, plans, permits, licenses, approvals and trade names, as well as the company’s books, records, signage and goodwill associated with the pulmonary diagnostic equipment sales business. As consideration for that sale, Cyberdiagnostics, Inc. assumed all of CDX.com’s liabilities and indemnified it against all claims relating to the assets it acquired.

In January of 2001, CDX.com CO reorganized again. Effective January 26, 2001, Pensat International Communications, Inc., merged into CDX.com CO’s wholly-owned subsidiary, Pensat, Inc (“Pensat”). The result of the January reorganization and the reason for it was that CDX.com CO, through its Pensat subsidiary, acquired a telecommunications business that was operated as a global Integrated Communications Provider (ICP) with sales and network operations in the U.S., Spain, Brazil, and Syria. CDX.com CO operated its newly-acquired ICP network through its Pensat subsidiary. Pensat’s services included voice, Internet, and data services delivered over common network facilities. Pensat filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in October 2001 and, as indicated in its filing, terminated its operations in the United States. On May 14, 2002, a motion was made to convert the bankruptcy to Chapter 7, and there were no active operations at that time. From the date its subsidiary Pensat ceased both foreign and domestic operations, there was no corporate activity for CDX.com CO outside of the Pensat Bankruptcy proceeding, which proceeding was converted to Chapter 7 by Order of the Court entered January 28, 2003.

On June 4, 2005, Michelle Harrington was elected to serve as CDX.com CO’s sole officer and director. On June 6, 2005, CDX.com CO was directed by order of the Third Judicial District Court for Utah County, Utah to issue 300,000,000 shares of common stock to Michelle Harrington. This stock was issued as payment for debt owed by CDX.com CO to Harrington for transfer agent services under a judgment dated May 10, 2005, and as a result, Ms. Harrington acquired control of CDX.com CO.

On July 22, 2005, the CDX.com CO Board of Directors accepted the resignation of Michelle Harrington as sole officer and director, and appointed James Frack as sole officer and director. The resignation of Michelle Harrington and appointment of James Frack were not based on any disagreement with CDX.com CO.

CDX.com CO reorganized again in July of 2005: The first part of the July 2005 reorganization involved redomiciling CDX.com CO as an Oklahoma corporation. This was done as follows:  On July 28, 2005, CDX.com CO implemented a reverse stock split, reducing all of its outstanding stock to 1/1000 th of its prior value. Also on July 28, 2005, CDX.com CO filed Restated Articles of Incorporation in Colorado. CDX.com CO then entered into an Agreement of Merger with CDX.com Merger, Inc. (“CDX.com Merger OK”), an Oklahoma corporation organized on July 26, 2005 for the purpose of re-domiciling CDX.com CO. CDX.com Merger OK was the survivor under the merger. The common stock of CDX.com Merger OK had identical rights, terms and privileges as the common stock of CDX.com CO.

The second part of the July 2005 reorganization involved establishing Airguide, Inc. (“Airguide”), an Oklahoma corporation organized on July 26, 2005 as a wholly-owned subsidiary of the newly-re-domiciled CDX.com Merger OK, as a holding company for CDX.com Merger OK. Simultaneous with the designation of Airguide as the holding company, CDX.com Merger OK was merged into the new Oklahoma Corporation named CDX.com, Inc. (“CDX.com OK”), a corporation created on July 26, 2005 as a subsidiary of Airguide. This was achieved through a three-party merger agreement between CDX.com Merger OK, Airguide, and CDX.com OK. Under this three-party agreement, the previous public shareholders of CDX.com Merger OK were entitled the same number of shares of Airguide that they had previously held in CDX.com Merger OK, and their ownership of Airguide stock occurred by operation of the terms of the three-party agreement, without any action required on their part. Airguide became the public company as a result of the three-party merger, and Airguide had the same public stockholder base that CDX.com Merger OK previously had.

Prior to the July 2005 Reorganization, Airguide was only a subsidiary and did not operate, manage, control, or receive any assets or benefits from its parent. Neither at the time of the July 2005 Reorganization, nor thereafter, did Airguide operate, manage, finance, receive assets, transfer assets, guarantee debts or obligations, nor take any action with respect to its subsidiary CDX.com, Inc. OK. Airguides’s actions were designed to comply with Oklahoma laws allowing for a merger between parent and subsidiary corporations in which the liabilities of the parent are transferred by sale of an indirect subsidiary under a holding company formation. Even though the indirect subsidiary, in this case CDX.com OK, had liabilities of the parent company, there is a commercial value for such a company. Accordingly, Airguide held CDX.com OK as an investment, with no action being taken by Airguide as controlling stockholder while the stock was held on its books prior to being sold. Airguide sold the CDX.com OK stock on August 1, 2005, and that sale was for the purpose of realizing Airguide’s investment.

On December 23, 2005, Amerex, a privately held company, entered into an agreement with James Frack, our former president, treasurer, sole director, and principal stockholder, calling for the relinquishment of 100,000 shares or 15.5% of our outstanding common stock then owned by him, upon our entering into an agreement to and consummating our acquisition of Amerex.

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

On January 8, 2007, Airguide, Inc. filed a Certificate of Amendment with the Oklahoma Secretary of State in order to change its name from Airguide, Inc. to Amerex Group, Inc. (“Amerex Group”). The name change was effective on January 8, 2007.

Recent Acquisitions

On September 2, 2005, we purchased the assets of Enhanced Operating Company, LLC, which we refer to herein as EOC, relating to the development of an oil/water separation technology business. We are currently in the process of evaluating technologies that can be utilized in this process. The primary assets purchased in this transaction were storage tanks and vessels, piping, motors and pumps and, including approximately 25 acres of property located in Harrison County, Texas, in consideration for 250,000 restricted shares of our common stock, and all EBITDA profit in excess of 30% annually over a three-year period until $1,000,000 is paid. The contract for this acquisition required us to make a cash infusion of $250,000 in working capital to construct the necessary enhancements to the site and the purchased assets to launch for the business operations of EOC. These enhancements consist of acquisition of a salt/water separation technology which will allow us to clean the production water to groundwater levels and to construct the piping and valves needed to integrate the oil/water separation system which we purchase separately and the water/salt separation technology which we have yet to acquire. The $250,000 also includes necessary testing which needs to be accomplished prior to the implementation of the system being acquired. The contract also required us to enter into a three year employment agreement with Michael Eppler, then president of EOC, at a monthly salary of $10,000 and a sign-on bonus of $50,000. This employment agreement was terminated in November 2006 and we agreed to pay Mr. Eppler through November 30, 2006.

On September 12, 2005, we acquired all of the outstanding capital stock of Waste Express, Inc. from its sole stockholder. The purchase price consisted of cash in the amount of $275,000 and an installment note in the amount of $235,000, with interest at six percent (6%). The purchase agreement also required us to pay a fee equal to the greater of $2,500 or one percent (1%) per annum of seller’s current $200,000 line of credit securing Waste Express’ regulatory closure plan until it secures such plan. On November 10, 2006 we replaced the seller’s line of credit securing the closure plan and replaced the collateral with our own Line of Credit for $230,000. See “Business – Acquisitions -- The Waste Express, Inc., Acquisition.”

On September 13, 2005, we purchased certain assets consisting primarily of oil/water separation devices, a mobile laboratory, a mobile treatment unit, and an International Vac Truck from NES Technology LLC, which we refer to herein as NES, and Industrial Waste Services LLC, which we refer to herein as IWS, in consideration for the issuance of 500,000 restricted shares of our common stock to the members of these two companies, including, Richard Coody, a member of our board of directors, and the assumption of outstanding liabilities. Since NES had very limited operations prior to our acquisition of its assets and since subsequent to the acquisition, we did not provide services to any of the same the clients who were serviced by NES and since neither the management nor the location were continuous subsequent to the acquisition nor was the NES trade name or project history utilized by us after the acquisition we accounted for this transaction as an acquisition of assets.

The assets and real property from these acquisitions were used to establish our business operations in Tulsa, Oklahoma in November 2005. On October 31, 2006 management decided to reevaluate this project and may decide to discontinue or terminate the project and focus on further developing our core businesses.

We used the proceeds from the Hypothecators note and the PTF note to purchase certain assets of EOC, NES and IWS. See “Recent Financings” below for a description of the Hypothecators and PTF notes.

In February 2006, Amerex Acquisition Corp., a wholly-owned subsidiary of Amerex, acquired approximately 168 acres of heavily developed industrial property in Pryor, Oklahoma from Kaiser Aluminum and Chemical Corporation in consideration for $700,000 in cash and delivery of $800,000 into an escrow account with JP Morgan Chase Bank to provide financial assurance for the removal of all asbestos and asbestos containing materials from the property within 18 months following closing. We expect that we will be able to complete the asbestos removal within the required time period. We were also required to deposit $400,000 with the Oklahoma Department of Environmental Quality through Guaranteed Abstract Company, a title company located in Tulsa, Oklahoma, to provide financial assurance of our ability to close the two injection wells on the Pryor property.

On April 28, 2006, we purchased certain assets of Environmental Remediation Services, Inc., herein referred to as ERS, consisting primarily of several vacuum trucks, truck equipment, trailer equipment, personal safety equipment, forklifts, tractors, and miscellaneous tools to be used in connection with our emergency response services. The purchase was considered a purchase of assets rather than the purchase of a business since the main purpose was to acquire the assets and to repurpose them to service our existing customers. The purchase price for the assets consisted of cash in the amount of $1,200,000 and our entering into a one-year consulting agreement with Kenneth Duckworth, the sole owner of ERS. To ensure our performance under the consulting agreement, we were required to fund an Irrevocable Standby Letter of Credit in the amount of $600,000 with American Bank and Trust of Tulsa, Oklahoma for the benefit of Kenneth Duckworth, with $150,000 to be released at the end of each quarterly period subsequent to closing until drawn down in full.

Recent Financings

On November 21, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, which agreement was amended on February 23, 2006. Under the arrangement as amended, we issued CAMOFI Master LDC a two-year convertible note in the aggregate principal amount of

$6,800,000, with interest at ten percent (10%) per annum payable monthly, convertible into 13,600,000 shares of its common stock at a conversion price of $0.50 per share, exclusive of any accrued interest on the note, and a five-year warrant to purchase 2,266,667 shares of our common stock at an exercise price of $0.01 per share. The terms of the note provided for funds to be drawn down in three tranches, with the first tranche of $2.5 million drawn down on November 21, 2005. Pursuant to the financing arrangement, we defaulted on our obligation to timely file a registration statement for the shares underlying the note and warrant and CAMOFI Master LDC agreed to waive all penalties through October 30,2006 for a five-year warrant to purchase 984,000 shares of our common stock at an exercise price of $0.01 per share. For the period subsequent to October 30, 2006 through December 31, 2006, the Company has accrued for $207,400 in liquidation damages under this agreement. We have also failed to provide CAMOFI with periodic financial reports required under our agreement, which failure has been waived to date without penalty. The shares of our common stock underlying the CAMOFI Master LDC note and the warrants are being registered for resale pursuant to the registration statement of which this prospectus is a part. The obligations under the CAMOFI Master LDC note are secured by a first priority security interest in our assets. During the period of August 2006 through December 31, 2006 we paid back $568,933 on the principal of this note.

On August 12, 2005, we entered into a loan agreement with DCI USA Inc., which we refer to herein as DCI, pursuant to which DCI agreed to loan us $400,000 in consideration for two one-year promissory notes, one in the amount of $300,000 and the other in the amount of $100,000, each note bearing interest at fifteen percent (15%) per annum, and a warrant to purchase 800,000 shares of our common stock at $.50 per share. Prior to September 12, 2005, DCI informed us that they were unable to provide any funding and that Hypothecators Mortgage Company, herein referred to as Hypothecators, agreed to fund the $300,000 note on the same terms as the note we were to issue DCI, without any warrants.  On September 12, 2005 we issued Hypothecators the $300,000 note in consideration for $300,000, which we repaid in full on November 27, 2005 with the proceeds of the CAMOFI Master LDC financing. On September 12, 2005, we also issued a promissory note in the amount of $100,000 to NY2K International Corp. in consideration for $100,000, on the same terms as the note we were to issue DCI, without any warrants, and secured by our property located in Harrison County, Texas. We determined that we did not immediately require the proceeds of the $100,000 note and returned the funds without interest on the same day received.

On September 2, 2005, we issued a one-year promissory note in the amount of $450,000, with eight percent (8%) interest, to Professional Traders Fund LLC, which we refer to herein as PTF, in consideration for $450,000. $230,840 of the note was repaid on November 29, 2005 with proceeds from the CAMOFI Master LDC financing, and $233,778 was repaid on March 2, 2006, representing principal and accrued interest. Under the PTF financing, we agreed to issue restricted and free trading shares of our common stock to PTF, with the number of shares to be issued and the timing of such issuance to be based upon the timing of repayment of the note. Based on the timing of repayment, we issued PTF 900,000 shares of our common stock, all of which are being registered for resale pursuant to the registration statement of which this prospectus is a part. We defaulted on the timely issuance of such shares and are currently negotiating with PTF for a reduction or waiver of penalties. If we are not able to reach an agreement, we will be subject to a monthly penalty of $3,650 until the registration statement of which this prospectus is a part becomes effective.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of account receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. 125% of the number of shares underlying the warrant (937,500 shares) are being registered for resale pursuant to the registration statement of which this prospectus is a part.

Employees

As of December 31, 2006, we employed approximately 53 full-time and 4 part-time employees. Of our 57 employees, one is an executive officer. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our services are limited to basic environmental procedures and, as such, our field staff does not require advanced degrees or specialized scientific expertise. They do, however, require specialized training pursuant to various federal, state and local regulations. These include Class A Commercial Drivers Licenses with a Hazardous Materials Endorsement for our tractor trailer driver, Class D Commercial Drivers Licenses with Hazardous Materials Endorsements for operators of box trucks, and Class D Commercial Drivers Licenses with a Tanker Endorsement for our tanker drivers. Personnel who are expected to stop, contain, and clean up on-site releases are required to have 24 hours of initial training. Personnel who are involved in cleanups at waste sites-including Superfund sites, RCRA corrective action sites, or even voluntary cleanups involving hazardous substances-must have 40 hours of initial classroom instruction and annual 8-hour refresher courses, as well as confined space training for those employees who make encounter such situations.

Research and Development Expenditures

There are no research and development expenditures to report during that time.

Properties

Our principal executive offices and production facility are located on approximately 10 acres of leased space in Tulsa, Oklahoma, including six office, storage and special purpose buildings. We also lease approximately 7,000 square feet of office space in Portland, Oregon and office space in New York City. We own approximately 25.5 acres of property in Leigh, Texas, approximately 2.5 acres of property in Kansas City, Missouri, and approximately 153 acres of property in Pryor, Oklahoma. We believe that these properties and facilities are adequate for our current operations. All of our properties and facilities are insured.

Subsidiaries

The Company has one wholly-owned subsidiary – Waste Express, Inc., a Missouri Corporation based in Kansas City, MO.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents, trademarks, copyrights, franchises, concessions, licenses or royalty agreements.

Reports to Security Holders

At this time, the Company has not provided annual reports to security holders.  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Amerex Group, Inc.’s electronic filings.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our limited operating history makes evaluation of our business and our future prospects difficult.

Our business is at an early stage of operation and there is no meaningful historical financial or other information available upon which you can base your evaluation of our business and its prospects. We have generated $7,726,099 in revenue for the period ending December 31, 2006; we acquired all the capital stock of Waste Express on September 12, 2005.

We have a history of losses and may continue to incur losses in the future.

To date, we have been unable to generate revenue sufficient to be profitable. We had a net loss of $5,218,444, for the twelve month period ended December 31, 2006. We expect to incur losses for the immediate foreseeable future. There can be no assurance that we will achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained. Due to these losses, we have a continuing need for additional capital.

We may require additional funding for our future growth, which, if raised through issuance of additional shares of our equity securities, could dilute existing stockholders’ equity interests; it is uncertain whether such additional funding will be available on favorable terms, if at all.

Our future growth will depend, to a large extent, on our ability to secure and invest in projects which require a high amount of capital investment. In order to obtain additional capital to develop these growth opportunities, we may be required to issue additional shares of our equity securities. If new shares offered to new and/or existing stockholders are issued, they may be priced at a discount to the then prevailing market price of our shares, in which case, existing stockholders’ equity interests may be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted, and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense, contain restrictive covenants with respect to dividends, future fund-raising exercises and other financial and operational matters. No assurance can be given that funding will be available when needed or that it will be available on favorable terms, if at all.

The significant leverage of our debt may require us to allocate a substantial portion of our operating profit to service our debt and may make future borrowing more difficult. As a result, we may not be able to expend the resources necessary to react to changes in our business, which could place us at a competitive disadvantage and have adverse consequences upon our business.

Our substantial level of our debt could have important consequences to our stockholders, including the following: (i) a substantial portion of the net cash provided by our operations will be committed to the payment of our interest expense and principal repayment obligations and will not be available to us for operations, capital expenditures, acquisitions or other purposes; (ii) our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; (iii) we will be more highly leveraged than certain of our competitors which may place us at a competitive disadvantage and limit our flexibility in reacting to changes in our business. See “Recent Financings” describing the CAMOFI Master LDC Note and CAMOFI Line of Credit. Our ability to make scheduled payments or to refinance our indebtedness obligations depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions, financial, business and other factors beyond our control.

Limitations imposed by CAMOFI Master LDC and CAMOFI Line of Credit indebtedness are significant and our failure to comply with them could have a negative impact on our operations and financial condition.

The documents governing our indebtedness to CAMOFI Master LDC and CAMOFI Line of Credit contain significant covenants that limit our ability to engage in various transactions. These covenants significantly restrict our ability to borrow additional funds, which we may require for continuing our operations. We are prohibited from additional borrowing that would place any lender senior to our CAMOFI Master

LDC debt or CAMOFI Line of Credit, which could deter potential lenders from entering into a financing arrangement with us. If we are unable to obtain additional financing when required our operations could be negatively impacted.

Failure to comply with these restrictions and limitations could result in the acceleration of our CAMOFI Master LDC or CAMOFI Line of Credit indebtedness, which we would be unable to repay. See following Risk Factor: “ CAMOFI Master LDC maintains a first priority security interest in all of our assets…”

CAMOFI Master LDC maintains a first priority security interest in all of our assets and in the assets of our subsidiaries under the convertible note we issued to CAMOFI Master LDC. If an event of default occurs under the convertible note, it could lead to the acceleration of our entire debt obligation to CAMOFI Master LDC, which we would be unable to pay and therefore lead to a loss of our assets. Default of the CAMOFI Line of Credit could lead to the acceleration of the entire debt obligation, back interest, and additional collection fees.

If an event of default in respect of the CAMOFI Master LDC note would occur, CAMOFI Master LDC may elect that the CAMOFI Master LDC note be immediately due and payable in an amount equal to 125% of the principal amount of the CAMOFI Master LDC note, plus accrued interest thereon at the rate of 20% per annum. If we default on the CAMOFI Master LDC note and CAMOFI Master LDC demands all payments immediately due and payable, we would not have the cash required to pay such indebtedness. As a result, we may be forced to restructure, file for bankruptcy, sell assets or cease operations, any of which would put your investment dollars, and the value of our common stock, at significant risk. Further, our obligation under the CAMOFI Master LDC note is secured by substantially all of our and our subsidiaries current and future assets. Failure to fulfill our obligations under the CAMOFI Master LDC note and related agreements could lead to a loss of these assets, which would be detrimental to our operations. The following events constitute events of default under the note:

· failure to pay interest and principal payments when due;

· a breach of any material covenant or term or condition of the note, in any agreement made in connection therewith or in any other material agreement, lease, document or instrument to which the we or our subsidiaries are bound;

· a breach of any material representation or warranty made in the note or in any agreement made in connection therewith;

· an assignment for the benefit of creditors is made by us or any of our subsidiaries;

· a custodian or the like is appointed for us or any of our subsidiaries for any substantial part of our or our subsidiaries’ property which shall remain undischarged or unstayed for a period of 60 days;

· we are unable to pay any of our debts as they become due;

· any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries;

· our failure to timely deliver registered shares of our common stock when due upon conversions of the note;

· our common stock is not eligible for quotation or trading is suspended for 5 consecutive trading days; or

· a change in control.

Loss of certain key personnel could limit our ability to maintain relationships with our customers and continue to operate our business, which would have a negative impact on our financial condition.

We depend upon key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel. Our success depends, to a significant degree, upon the continued services of key management and technical personnel, including Nicholas Malino, our chief executive officer and a member of our board of directors and Craig McMahon, our vice president of operations. Our key personnel may terminate their employment with us at any time. The loss of any of these individuals or other key personnel could have a negative impact on our relationships with our customers and impair our operations, revenues, prospects, and our ability to raise additional funds. There are several key employees who have developed unique and longstanding relationships with one or more of our major customers, and whom, if no longer employed by the Company may redirect some or all of these customers’ service requirements to other providers or otherwise, diminish the Company’s relationship with the customer so as to reduce the amount of services that we are currently providing. In addition, our covenants under the CAMOFI Master LDC indebtedness require the continued employment of Mr. Malino and Mr. McMahon. In the event that either of these employees terminates their employment, a condition of default would occur and may result in the acceleration of our debt under this agreement which we could not pay.

Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental specialists and technicians, sales personnel, and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We cannot be certain that we will be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand for hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers, or directors.

We face intense competition and our failure to meet this competition could adversely affect our business.

The market for industrial waste management services is highly competitive. We compete with many other firms, including large multinational firms having substantially greater financial, management and marketing resources than we have. Competitive factors include quality and diversity of services, technical qualifications, reputation, geographic presence, price and the availability of key professional personnel. There are numerous methods of handling and disposing of hazardous and non-hazardous waste, of which our facilities and technology are one of the available systems. There can be no assurance that a different or new technology may not supplant us in the market. Further, we cannot guarantee that in the event that we are successful in the deployment of our systems in the marketplace, the predominant companies in the field, which have substantially greater resources and market visibility than us, will not try to develop similar systems. See “Business--Competition.”

If we are not able to secure new customers our revenues and profitability may decline and the return on your investment may be reduced.

Our business is project-based, though certain projects customers are bound to us for the contractual periods other customers are non-recurring customers and we do not expect them to continue to be our customers because of the nature of the industry. If we fail to secure projects from new customers, our revenues and profitability may decline and the return on your investment may be reduced.   There can be no assurance that we will:

· obtain additional contracts for projects similar in scope to those previously obtained from our clients;

· be able to retain existing clients or attract new clients;

· provide services in a manner acceptable to clients;

· offer pricing for services which is acceptable to clients; or

· broaden our client base so that we will not remain largely dependent upon a limited number of clients that will continue to account for a substantial portion of our revenues.

We are dependent upon three key customers. Our failure to maintain, renew, or replace these customers could significantly reduce our revenues and therefore negatively impact our financial condition, which would adversely affect your investment.

In 2006, 10% of our total revenues were derived from our contract with Safety Kleen Systems a national provider of industrial cleaning, parts washing, waste management and recycling services, which we refer to herein as our Industrial Services Customer, for waste treatment projects.    For the twelve months ended December 31, 2006, 26% of our revenues were derived from a contract we were awarded by the United States Department of Justice, Drug Enforcement Administration for clandestine drug lab clean ups in eleven contract regions covering sixteen states, and 11% of our revenues were from our contracts with the Environmental Quality Company, Inc. Together, these

three clients contributed 47% of our revenues during that period.   Our contract with the DEA was issued for up to 24 months starting January 9, 2006 and may be cancelled by either the DEA or us at any time. Although our contract with our Industrial Services Customer, entered into on October 10, 2005 for one year, is automatically renewed for additional one-year terms, our The Environmental Quality Company may terminate the contract at anytime, with or without cause, upon thirty days’ prior written notice. Both of these contracts are requirements contracts, meaning that the customers place orders for our services and supplies as they require them. There are no minimum services they are required to place and the DEA’s contract may not exceed approximately $7,250,000 for all regions. In addition, $1,111,729 of our revenue for the period ending December 31, 2006 was derived from a single project with MidAmerica Environmental, Inc. This project was completed in November 2006 and there is no additional follow-on work anticipated.

If we fail to maintain, renew, or replace these contracts, our revenues could be significantly reduced, and therefore negatively impact our financial condition and your investment in us.

Our customers may make claims against us and/or terminate our services, in whole or in part, prematurely should we fail to implement projects that fully satisfy their requirements and expectations, which may harm our reputation, reduce our profitability and therefore negatively impact our financial condition.

 Failure to implement projects that fully satisfy the requirements and expectations of our customers or defective system structures or services as a result of design or workmanship or due to acts of nature may lead to claims against us and/or termination of our services, in whole or in part, prematurely. This may arise from a variety of factors including unsatisfactory design or implementation, staff turnover, human errors or misinterpretation of and failure to adhere to regulations and procedures. This may harm our reputation, reduce our profitability and therefore negatively impact our financial condition.

We have exposure to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability.

Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2006 our accounts receivables of $2,638,897 accounted for approximately 63% of our current assets. Our financial position and profitability are dependent on the credit worthiness of our customers. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

We may not be able to protect our processes, technologies and systems against claims by other parties, which could reduce our competitive advantage and profitability and therefore adversely affect our financial condition.

We have not purchased or applied for or obtained licenses to use any patents as we are of the view that it may not be cost-effective to do so. For processes, technologies and systems for which we have not applied for or purchased or been licensed patents, we may have no legal recourse to protect our rights in the event that they are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive edge and our profitability may be reduced, and therefore adversely affect our financial condition.

We may face claims for infringement of third-party intellectual property rights. As a result, we would incur substantial costs and spend substantial amounts of time in defending ourselves against such claims, which could adversely affect our operations and business.

Although management is not aware of any issues of infringement, there is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party’s patent rights. As such, our operations and business may be adversely affected by such civil actions.

We expect to expend significant resources to develop and/or license technologies for water treatment services. We can give no assurance of successful development or licensing or acceptance of such contemplated technologies and may incur substantial losses as a result, which will have a negative impact on our financial condition.

We are in the early stage of developing and/or licensing technologies for water treatment services involving the separation of salt and oil from production water, which is water produced during the process of extracting crude oil from wells. We believe that we have identified a technology for this purpose and are in the process of performing due diligence and negotiating a licensing agreement with the holder of the rights to the technology, although there is no assurance that we will be able to obtain this license or any other license or on commercially acceptable terms. If we are unable to obtain a license for the technology for this separation process, we may be unable to successfully develop the necessary technology, and even if successfully developed, we may not be able to practically implement the process. The unavailability of key components for this process may delay its construction and implementation. Costs of the components of the process may be higher than we anticipate and therefore not cost effective to implement. Further, if the process is successfully developed and implemented, it is possible that the technology will not be accepted by our prospective customers and/or newer technologies may become available by others rendering our process obsolete. As a result, we may incur substantial losses, which will have a negative impact on our financial condition.

We may rely on subcontractors for some of our projects. Failure on the part of subcontractors to properly perform contracted services could compromise our relationships with our customers and thereby adversely affect our business. In addition, our profitability may be reduced if we are not able to secure competitive rates from our subcontractors.

As we may, from time to time, subcontract some parts of our services to subcontractors, we face the risk of unreliability of work performed by them. Should any of our subcontractors default on their contractual obligations and work specifications, our ability to deliver service to our customers in accordance with quality and/or timing specifications may, in turn, be compromised. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations, which would adversely affect our business and financial condition.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other companies in the industry of our size. If we are unable to obtain adequate or required insurance coverage in the future or, if our insurance is not available at affordable rates, we would violate our permit conditions and other requirements of the environmental laws, rules, and regulations under which we operate. Such violations would render us unable to continue certain of our operations. These events would prevent us from being able to perform a significant portion of our business services and have an adverse effect on our financial condition.

We are subject to extensive governmental regulation with which it is frequently difficult, expensive and time-consuming to comply.

The waste management industry is subject to extensive EPA, state and local laws and regulations relating to the collection, packaging, labeling, handling, documentation, reporting, treatment and disposal of regulated waste. Our business requires us to comply with these extensive laws and regulations and also to obtain and maintain permits, authorizations, approvals, certificates or other types of governmental permission from all states and some local jurisdictions where we operate or conduct operations.

We believe that we currently comply in all material respects with all applicable laws, regulations and permitting requirements. State and local regulations change often, however, and new regulations are frequently adopted. Changes in the applicable regulations could require us to obtain new approvals or permits, to change the way in which we operate. We might be unable to obtain the new approvals or permits that we require, and the cost of compliance with new or changed regulations could be significant. In the event we are not in compliance, we can be subject to fines and administrative, civil or criminal sanctions or suspension of our business.

Potential liabilities arising out of environmental laws and regulations may harm our reputation and financial condition.

All facets of our business are conducted in the context of a rapidly developing and changing statutory and regulatory framework. Our operations and services are affected by and subject to regulation by a number of federal agencies including the EPA and the Occupational Safety and Health Administration, which we refer to herein as OSHA, as well as applicable state and local regulatory agencies.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which we refer to herein as the Superfund Act, addresses the cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. Increasingly, there are efforts to expand the reach of the Superfund Act to make hazardous waste management companies responsible for cleanup costs of Superfund sites not owned or operated by such management companies by claiming that such management companies are “owners” or “operators” (as those terms are defined in the Superfund Act) of such sites or that such management companies arranged for “treatment, transportation or disposal” (as those terms are defined in the Superfund Act) of hazardous substances to or in such sites. Several recent court decisions have accepted such claims. Should we be held responsible under the Superfund Act for cleanup costs as a result of performing services or otherwise, we might be forced to bear significantly more than our proportional share of such cleanup costs if other responsible parties do not pay their share.

The Resource Conservation and Recovery Act of 1976, as amended, which we refer to herein as RCRA, is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. RCRA or EPA approved state programs are at least as stringent, govern waste handling activities involving wastes classified as “hazardous.” See “Environmental Regulation -- Federal Regulation of Hazardous Waste.” Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation of such statutes and regulations.

Although we believe that we generally benefit from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for us. The assessment, analysis, remediation, transportation, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or personal injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities to customers and to third parties for damages arising from performing services for customers. See “Environmental Regulation.”

Potential liabilities involving customers and third parties may harm our reputation and financial condition.

In performing services for our customers, we potentially could be liable for breach of contract, personal injury, property damage (including environmental impairment), and negligence, including claims for lack of timely performance or for failure to deliver the service promised (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a customer, should it prevail in its claims, are potentially large and could include consequential damages.

Industrial waste management companies, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including: through a sudden and accidental release or discharge of contaminants or pollutants during transportation of wastes or the performance of services; through the inability, despite reasonable care, of a remedial plan to contain or correct an ongoing seepage or release of pollutants; through the inadvertent exacerbation of an existing contamination problem; or through reliance on reports prepared by such waste management companies. Personal injury claims could arise contemporaneously with performance of the work or long after completion of projects as a result of alleged exposure to toxic or hazardous substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable for damages even though their services were performed using reasonable care, on the grounds that such services involved “abnormally dangerous activities.”

Customers of industrial waste management companies frequently attempt to shift various liabilities arising out of disposal of their wastes or remediation of their environmental problems to contractors through contractual indemnities. Such provisions seek to require the contractors to assume liabilities for damage or personal injury to third parties and property and for environmental fines and penalties (including potential liabilities for cleanup costs arising under the Superfund Act). Moreover, the EPA has increasingly constricted the circumstances under which it will indemnify its contractors against liabilities incurred in connection with cleanup of Superfund sites. While such restrictions might have some adverse impact upon us, such impact should be immaterial because projects relating to the cleanup of Superfund sites have historically represented less than 2% of our business. See “Business--Services.”

Although we attempt to investigate thoroughly each company that we acquire, there may be liabilities that we fail or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which we, as a successor owner, might be responsible. We seek to minimize the impact of these liabilities by obtaining indemnities and warranties from sellers of companies which may be supported by deferring payment of or by escrowing a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amounts, or duration, the financial limitations of the indemnitors or warrantors or other reasons.

Changes in environmental regulations and enforcement policies could subject us to additional liability and adversely affect our ability to continue certain operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

If environmental regulation or enforcement is relaxed, the demand for our services may decrease, which would negatively impact our operations and financial condition.

The demand for our services is substantially dependent upon the public's concern with, and the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous, non-hazardous, and industrial waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste and industrial waste would significantly reduce the demand for our services which would result in reduced revenue and greater competition for the remaining services which may possibly put downward pressure on our pricing model and have a material adverse effect on our operations and financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have a material adverse effect on us; however, no assurance can be made that such a moratorium or limitation will not be implemented in the future.

RISKS RELATED TO OUR SECURITIES

Our executive officers, directors and principal stockholders have substantial control over our business, and their interests may not be aligned with the interests of our other stockholders.

As of the date of this prospectus, our officers and directors, together with their affiliates, will beneficially own approximately 84.52% of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As a result, we may face regulatory action and investors and others may lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 30, 2006. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007, unless and as either as either of such requirements are extended by the Securities and Exchange Commission to a later date.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

If we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, we may face regulatory action and investors and others may lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, which as a smaller public company may be disproportionately high.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and stock market rules, are creating uncertainty for development companies such as us. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could slow down our business. If we are unable to fully comply with new or changed laws, regulations and standards, or if our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our stock price may suffer.

There is only a limited market for our common stock, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them, or to sell them at all.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “AEXG.”  On April 27, 2007, the last reported sale price of our common stock was $ .40 per share. Prior to August 21, 2006, our common stock was quoted on the pink sheets under the symbol “AGDC.”   The symbol changed from AGDC from AEXG effective March 1, 2007 due to our name change. Our common stock is not actively traded and there can be no assurance that an active trading market will be developed or maintained. See “Market for Our Common Stock.”

The OTCBB is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ or other national or regional exchanges. Securities traded on the OTCBB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Consequently, prices for securities traded solely on the OTCBB may be difficult to obtain and are frequent targets of fraud or market manipulation. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock. Moreover, the dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately and may incur an immediate “paper” loss from the price spread.

Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated and holders of our common stock may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade OTCBB securities. As a result, you may not be able to buy or sell our securities at the times you wish.

Even though our securities are quoted on the OTCBB, the OTCBB may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTCBB, trades are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

We have registered for resale 5,632,078 shares of our common stock, consisting of shares issuable upon the conversion of a convertible note, exercise of outstanding warrants and currently outstanding shares that are not currently freely tradeable. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon conversion of the convertible note and exercise of outstanding warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Authorized additional shares of our common stock available for issuance may dilute current stockholders.

We are authorized to issue 100,000,000 shares of our common stock. As of the date of this prospectus, there are 18,773,594 shares of common stock issued and outstanding and no shares of preferred stock authorized, issued or outstanding. However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants described herein or conversion of the CAMOFI Master LDC note. Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

Penny stock regulations may impose certain restrictions on the marketability of our securities , which may adversely affect the ability of purchasers in this offering to resell our securities.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

· Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

· Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

· “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

· Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

· The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We have never paid dividends and we do not anticipate paying dividends in the future. If you require dividend income, you should not rely on an investment in our company.

We do not believe that we will pay any cash dividends on our common stock in the future. We have never declared any cash dividends on our common stock, and if we were to become profitable, it would be expected that all of such earnings would be retained to support our business. Since we have no plan to pay cash dividends, an investor would only realize income from his investment in our shares if there is a rise in the market price of our common stock, which is uncertain and unpredictable. In addition, our agreement with CAMOFI Master LDC requires that we obtain their consent prior to paying any dividends. If you require dividend income, you should not rely on an investment in our company.

ITEM 2.

DESCRIPTION OF PROPERTY

Our principal executive offices and production facility are located on approximately 10 acres of leased space in Tulsa, Oklahoma, including six office, storage and special purpose buildings. We also lease approximately 7,000 square feet of office space in Portland, Oregon and office space in New York City. We own approximately 25.5 acres of property in Leigh, Texas, approximately 2.5 acres of property in Kansas City, Missouri, and approximately 168 acres of property in Pryor, Oklahoma. We believe that these properties and facilities are adequate for our current operations. All of our properties and facilities are insured.

ITEM 3.

LEGAL PROCEEDINGS

CONCESSIONS MANUFACTURING COMPANY, LLC

Between August 19, 2006 and August 28, 2006 several of our employees who were formerly affiliated with NES Technologies, LLC and National Environmental Solutions, LLC, as well as NES Technologies, LLC and National Environmental Solutions, LLC, were served with complaints from the District Court of Tulsa County, State of Oklahoma from Concessions Manufacturing Company, LLC f/k/a Concessions Manufacturing Company, Inc. alleging that the defendants owed Concessions Manufacturing Company, LLC $50,000. The case is listed as CJ-05-7349. During this same timeframe, we were also served with a complaint in the district Court of Tulsa County, State of Oklahoma on behalf of the plaintiff’s Concessions Manufacturing Company, LLC f/k/a Concessions Manufacturing Company, Inc. Amerex Companies, Inc. was named as a defendant along with several members of our board of directors and staff, and NES Technologies, LLC, a company with which Amerex Companies, Inc. concluded the acquisition of certain assets described elsewhere in this document, and two other unrelated defendants. The plaintiff’s contend that the one of the unrelated defendants entered into a verbal commitment to a promissory note in the amount of $37,845.30, and that subsequently that NES Technologies, Inc. and several of our employees and one director (previous to their employment with Amerex Companies, Inc.), and one present shareholder of Amerex Companies, Inc. (although he was not a shareholder at the time the alleged assumption of liability took place) assumed the note. Further, the plaintiffs also allege that Amerex tacitly assumed responsibility for the note subsequent to the acquisition of certain assets of NES Technologies, LLC on September 13, 2005. Management believes that the plaintiff’s case is without merit and will vigorously defend itself. In addition, management believes that this event is not material due the size of the claim and the quality of the claim.

ENVIROSOLVE L.L.C.

On December 15, 2005 a complaint was filed in the district court of Tulsa County, State of Oklahoma naming Amerex Companies, Inc. along with Universal Wireline Equipment, LLC, a Company controlled by Richard Coody a director, South Bridge Business Resources, Inc., a Company controlled by Ronald Brewer, one of our directors and our Chief Operating Officer, and Mr. Coody, Mr. Brewer and Mr. McMahon as individuals. Mr. McMahon is our Vice President of Operations by Envirosolve, LLC.

The complaint alleges, among other things, that Amerex Companies, Inc., was a party to a confidentiality agreement signed on July 24, 2004 by Mr. Coody on behalf of an unrelated company, Universal Wireline Equipment, LLC. The plaintiff who is a direct competitor of Amerex alleges that Amerex was obligated by the terms of the Universal/Envirosolve Confidentiality Agreement and that Amerex violated the terms of the Confidentiality Agreement and utilized proprietary information shared during Universal’s due diligence process resulting in damages to Envirosolve, LLC. Amerex was not informed of the existence of the Universal/Envirosolve Confidentiality Agreement, but notwithstanding such knowledge denies that it utilized any confidential information neither to the detriment or Envirosolve nor the benefit of Amerex.

Based upon our initial investigation of the circumstances of the action, we believe that the suit is without merit and regardless intend to defend ourselves vigorously.

ENHANCED OPERATING COMPANY, LLC AND MICHAEL EPPLER

On December 11, 2006 a complaint was filed with the 71st Judicial District Court of Harrison County, TX naming Amerex Companies, Inc.

The complaint alleges that Amerex misrepresented that it possessed certain abilities and resources to construct and operate a tank bottom recovery and fuel blending facility, and that Mr. Eppler, who was an employee of Amerex, was unjustly terminated, and seeks payment of Mr. Eppler’s monthly salary of $10,000 for an additional 23 months and other unquantifiable damage.

Based upon our initial investigation of the circumstances of the action, we believe that the suit is without merit and regardless intend to defend ourselves vigorously.

The Company’s Agent for service of process is John Heskett, 501 S. Johnstone, Suite 501, Bartlesville, Oklahoma 74003.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted during the fiscal years covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the OTCBB and the “Pink Sheets” under the symbol AEXGE. The Company’s common stock was previously traded under the symbol AGDC. However, there is a very limited public market for the Company’s common stock. As of May 17, 2007, 18,773,594 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Airguide common stock for each quarter during the past two years. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
12/31/06	1.25	1.01
9/30/06	.16	.16
6/30/06	.15	.15
3/31/06	.15	.15
12/31/05	.15	.15
9/30/05	.15	.10
6/30/05	1.00	1.00
3/31/05	1.00	1.00
12/31/04	.20	.20
9/30/04	.90	.90

Holders of Our Common Stock

As of May 2, 2007, the Company had 924 registered shareholders.

Stock Option Grants and Equity Compensation Plans

To date, the Company has not granted any stock options. The Company does not have any formal equity compensation plans.  Prior to the merger between the Company and Amerex, Amerex awarded shares of its stock to certain employees as well as nonemployees.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Business of Amerex Group, Inc.

General

We are engaged, through our subsidiaries, in the industrial and household waste management services industry and the environmental remediation and abatement services industry.

Our industrial waste management services are conducted through AMEREX Companies, Inc, an Oklahoma corporation and our wholly-owned subsidiary, which we refer to herein as Amerex, and Waste Express, Inc., a Missouri corporation and wholly-owned subsidiary of Amerex..

Waste Express is a treatment, storage and disposal facility of hazardous waste regulated by the U.S. Department of Environmental Protection and licensed by the U.S. Department of Environmental Protection under the Resource Conservation and Recovery Act, of 1976, as amended, which we refer to herein as RCRA, and the Missouri Hazardous Waste Management Law, which we refer to herein as MHWML. Amerex conducts waste related services including, transportation of waste materials, field service remediation and decontamination of equipment, lab pack services and treatment of all types of industrial and municipal wastes.

All of our lab-packing, treatment, storage, processing, collection, testing, consolidation and disposal of hazardous, non-hazardous industrial and household waste are performed out of our Kansas City, Missouri facility. Emergency response services are conducted principally in our Tulsa, Oklahoma and Kansas City, Missouri facilities. Household hazardous waste collection events for municipalities are arranged out of our Tulsa, Oklahoma facility. Logistics for the removal and transportation of potentially hazardous and non-hazardous waste is conducted out of our Tulsa, Oklahoma facility although the treatment, storage, processing, testing and consolidation of these wastes are conducted out of our Waste Express facility in Kansas City, Missouri. Logistics for the collection of hazardous and non hazardous industrial waste and industrial wastewater is also arranged through our facility in Portland, Oregon.

Industry Background

The demand for industrial waste management services has resulted primarily from the adoption and enforcement of increasingly stringent federal, state and local environmental laws and regulations over the past 30 years. These laws and regulations have significantly increased the costs and potential liabilities associated with the handling of industrial wastes. Under these laws and regulations, a broad list of industrial wastes are classified as "hazardous," and generators of hazardous wastes retain potential legal liability for the proper treatment of such wastes through and including their ultimate disposal. In response to these laws and regulations, many generators of both hazardous and non-hazardous wastes have chosen not to maintain their own treatment and disposal facilities nor to develop the technical expertise necessary to assure regulatory compliance. These generators have instead sought to have their waste streams managed by firms that possess collection, transportation, recycling, treatment, disposal and waste-tracking capabilities and have the expertise and financial capacity necessary to comply with applicable environmental laws and regulations.

Our Services

Transportation, treatment and disposal

We transport, treat and dispose of wastes for commercial and industrial customers, health care providers, educational and research organizations, other waste management companies and governmental entities. The wastes handled include substances which are classified as “hazardous” because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Wastes are collected from customers and transported by us to and between our facilities for treatment or bulking for shipment to final disposal locations. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers, as well as other third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludge or bulk solids are transported in sealed, roll-off containers or bulk dump trailers.

Waste types processed or transferred in drummed or bulk quantities include:

· flammables, combustibles and other organics;

· acids and caustics;

· cyanides and sulfides;

· solids and sludge;

· industrial wastewaters;

· PCB materials and electrical light ballasts;

· medical waste;

· other regulated wastes; and

· non-hazardous industrial waste.

Before we receive hazardous waste from a customer, detailed paperwork and analysis are completed to document the nature of the waste. A representative sample of the expected waste is analyzed in our owned laboratory in order to establish a waste profile and to enable us to recommend the best method of treatment and disposal. Prior to unloading at our treatment facility, a representative sample of the delivered waste is tested and analyzed to insure that it conforms to the customer's waste profile record. Once the wastes are characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at our facility, a unique computer “bar code” identification character is assigned to each container of waste, enabling us to use sophisticated computer systems to track and document the status, location and disposition of the waste.

Disposal options include reclamation, fuels blending, incineration, aqueous treatment, and secure chemical landfills. Reclamation includes metal recycling, product replacement and recycling of various materials to remove impurities and conform to product specifications. Fuel blending consists of blending liquids and solids to form a burnable material as a replacement fuel to be used in permitted cement kiln operations. Incineration is the destruction of various toxic or hazardous materials to remove the hazardous properties in a permitted thermal unit. Aqueous treatment is the neutralization or fixation of characteristically hazardous materials. Secure chemical landfills includes both hazardous and non-hazardous permitted facilities placement of materials in lined and monitored landfills.

Field services

We provide a wide range of environmental field services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial and waste management companies, and to governmental agencies. Field services refers to the dispatching our personnel and equipment to a customer’s site for the purpose of picking up their hazardous and industrial waste and transporting it to our transfer facility. Field services is the initial transportation phase of our services and also consist of completing the requisite documentation consisting of manifests describing the material being removed, its state and quantity. Next, we properly contain the material consistent with prevailing regulations and lade it upon our rolling stock which may be a roll-off truck, trailer or some specialized containment such as specially-lined contain vehicles for certain materials. Our field services also include property posting appropriate signage on a conspicuous location on the outside of the vehicle to comply with prevailing regulations, typically of the specific State’s Department of Transportation. We identify, evaluate, and solve our customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

Lab packs

We provide specialized repackaging, treatment and disposal services for chemicals and hazardous wastes. Such chemicals and wastes are put into Lab packs, which are packages smaller than a 55-gallon drum, generally less than five gallons or 50 pounds. Our Lab pack operation services a wide variety of customers, including:

· engineering and research and development divisions of industrial companies;

· larger companies whose primary business is the collection of hazardous and non-hazardous materials from industries, cash washes, oil change centers, and automotive repair shops;

· college, university and high school labs;

· clandestine methamphetamine laboratories following closure by the Drug Enforcement Agency;

· state and local municipalities; and

· municipal residents through household hazardous waste collection days.

We provide a team of qualified personnel with science degrees and special training to collect, label and package waste at the customer's site. Lab packs are then transported to one of our facilities for consolidation into full-size containers, which are then sent for further treatment or disposal as part of our treatment and disposal services.

Project management

An increasingly important area of our operations is the management of complex environmental remediation projects. These projects may include surface remediation, groundwater restoration, site and facility decontamination, and emergency response. An interdisciplinary team of managers, chemists, engineers, and compliance experts design and implement result-oriented remedial programs, incorporating both off-site removal and on-site treatment, as needed. The remedial projects group functions as a single source management team, relieving the customer of the administrative and operational burdens associated with environmental remediation. As a full- service environmental services provider, we eliminate the need for multiple subcontractors.

These projects vary widely in scope, duration and revenue, and they are typically performed under service agreements with the customer. Environmental remediation projects may be undertaken in conjunction with or lead to contracts for additional remediation work or for hazardous waste management services, and typically involve our analytical laboratory and engineering group.

Surface remediation

Surface remediation projects arise in two principal areas: the planned cleanup of hazardous waste sites and the cleanup of accidental spills and discharges of hazardous materials, such as those resulting from transportation and industrial accidents. In addition, some surface remediation projects involve the cleanup and maintenance of industrial lagoons, ponds and other surface impoundments on a recurring basis. In all of these cases, an extremely broad range of hazardous substances may be encountered.

Surface remediation projects generally require considerable interaction among engineering, project management and analytical services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, our health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical dewatering, stabilization or encapsulation.

Groundwater restoration

Our groundwater restoration services typically involve response to above-ground spills, leaking underground tanks and lines, hazardous waste landfills and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. We internally design and fabricate most mobile or fixed site groundwater treatment systems.

Site and facility decontamination

Site and facility decontamination involves the cleanup and restoration of buildings, equipment and other sites and facilities that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fires, process malfunctions, spills or other accidents. Our projects have included decontamination of electrical generating stations, electrical and electronics components, transformer vaults and commercial, educational, industrial, laboratory, research and manufacturing facilities.

Emergency response

We undertake environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. We have established specially trained emergency response teams which operate on a 24-hour basis from service centers covering 5 states. Our emergency response teams operate out of our Tulsa, OK facility. We have engaged a stable of subcontractors who address the needs of emergency situations which are too distant geographically to permit us to provide a timely response from this facility. In these cases, after the emergency situation is addressed we utilize resources out of either our Tulsa, OK or Kansas City, MO facilities to remove the potentially hazardous material from the subcontractor’s site and to relocate it to our Kansas City, MO facility for characterization, treatment and disposal. Many of our remediation activities result from a response to an emergency situation by one of our response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

Emergency response projects require trained personnel, equipped with protective gear and specialized equipment, prepared to respond promptly whenever these situations occur. To meet the staffing requirements for emergency response projects, we rely in part upon a network of trained personnel who are available on a contract basis for specific project assignments. Our health and safety specialists and other skilled personnel closely supervise these projects during and subsequent to the cleanup. The steps performed by us include rapid response, containment and control procedures, analytical testing and assessment, neutralization and treatment, collection, and transportation of the substances to an appropriate treatment or disposal facility.

Analytical services

Analytical services consist primarily of analytical testing, engineering services and personnel training. Many of our principal services as described above involve the selection and application of various technologies. Our analytical testing laboratories perform a wide range of quantitative and qualitative analyses to determine the existence, nature, level, and extent of contamination in various media. Our engineering staff identifies, evaluates and implements the appropriate environmental solution.

Analytical testing and engineering services

We provide analytical testing and engineering services as technical support to complement our primary services. For example, if we are engaged to perform an entire environmental remediation project, we will first perform a site or situation assessment. A site assessment begins with the determination of the existence of contamination. If present, the nature and extent of the contamination is defined by gathering samples and then analyzing them at our laboratory in Kansas City, Missouri in order to establish or verify the nature and extent of the contaminants. Our engineering staff then develops, evaluates and presents alternative solutions to remedy the particular situation. Often treatment systems are completely designed, engineered and fabricated by us in house. We then implement the mitigation and decontamination program mutually selected by the customer and us.

Analytical testing and engineering services are also provided as a separate service if a customer requires an analysis with respect to certain material, or if a customer is searching for an appropriate solution to an environmental problem or if an environmental assessment is required to allow a transfer of property.

We operate an EPA-qualified and state-certified analytical testing laboratory in Kansas City, MO, which tests samples provided by customers to identify and quantify toxic pollutants in virtually every component of the environment. Our laboratory staff evaluates the properties of a given material to identify and characterize the waste materials prior to acceptance for treatment and disposal, and operates mobile laboratory facilities for field use in emergency response and remedial action situations.

Personnel training

We provide comprehensive personnel training programs for our employees and those of our customers on a commercial basis. Such programs are designed to promote safe work practices under potential hazardous environmental conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under RCRA and the OSHA. We provide such training at our Tulsa, Oklahoma facility including a tank for confined space entry, exit, and extraction, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA’s Hazardous Waste and Emergency Response Standards.

We typically only track revenues in our service segments. Disposal, which includes waste treatment, characterization, analytical services, lab-packs, and actual disposal, made up approximately 43% of our total revenue from January 1, 2006 through December 31, 2006. Field services, which includes transportation and personnel training, comprised approximately 50% of our revenue from January 1, 2006 through December 31, 2006. Emergency services are tracked separately and contributed approximately 1% of our revenues during this same period. We expect that emergency services will comprise a greater portion of our sales in the future, as this line of business is developed. All other services collectively contributed approximately 6% of our total revenues from January 1, 2006 to December 31, 2006.

Acquisitions

The Waste Express, Inc., Acquisition

On September 12, 2005 we acquired all of the outstanding capital stock of Waste Express, Inc., a Missouri corporation, pursuant to a stock purchase agreement we entered into with Steven R. Clancy, Waste Express’ then sole stockholder. Waste Express was incorporated in 1995 and since its inception has operated as a multi-waste treatment and disposal facility licensed by the U.S. Department of Environmental Protection under RCRA and the MHWML. As a stock purchase, we acquired all of the assets, tangible and intangible, associated with the business, including licenses, permits and customer and vendor contracts. We also assumed all liabilities associated with the business, including obligations for services performed or to be performed by Waste Express.

The purchase price for Waste Express consisted of cash in the amount of $296,281 and acquisition transactions costs of $63,073. The purchase agreement provides for contingent consideration to be paid to the prior owner to the extent that quarterly revenues of Waste Express exceed $270,000, with payments equal to 8% of any such excess up to a maximum amount of $235,000 plus 6% interest. The purchase agreement  required us to pay a fee equal to the greater of $2,500 or one percent (1%) per annum of seller’s current $200,000 line of credit securing Waste Express’ regulatory closure plan until it secures such plan. The cash amount of the purchase price was contingent upon Waste Express’ estimated accumulated reserved liabilities for the disposal of on-site waste not exceeding $80,000 as of September 9, 2005. The actual amount of reserve for estimated disposal costs as of September 9, 2005 was $108,000, and in lieu of reducing the cash portion of the purchase price to $247,000, the seller agreed to waive the fee for securing the regulatory closure plan through September 30, 2006. The principal amount of the note was contingent upon Waste Express having no more than $115,000 in total liabilities as of September 9, 2005, less reserves for disposal, and $75,000 or more in current (aged less than 60 days) accounts receivable as of September 9, 2005. The actual total liabilities were $77,162 and the actual current accounts receivable were $76,784, reducing the principal amount of the note to $225,000. Installment payments on the note are calculated at eight percent (8%) of quarterly gross revenues collected or generated from the operation of the business of Waste Express in excess of $270,000 quarterly until paid in full.

The acquisition of certain assets of NES Technology LLC and Industrial Waste Services LLC

On September 13, 2005, we purchased the assets of NES Technology LLC and Industrial Waste Services LLC consisting primarily of oil/water separation devices, a mobile laboratory, a mobile treatment unit, and an International Vac Truck relating to their planned business operations in industrial waste disposal and environmental management services, which were never commenced, in consideration for the issuance of 500,000 restricted shares of our common stock to the members of these two companies, including Richard Coody, a member or our board of directors, and the assumption of outstanding liabilities comprising two promissory notes to Summit Bank in the amount of $161,790.32 and past due rent.

The acquisition of certain assets of Enhanced Operating Company

On September 2, 2005, we acquired the assets of EOC relating to the development of an oil/water separation technology, comprising approximately 25 acres of property located in Leigh, Harrison County, Texas and improvements thereon consisting of two buildings and furnishings, six storage tanks and related piping, storage vessels and treatment units, in consideration for 250,000 restricted shares of our common stock, and all EBITDA profit in excess of 30% annually over a three-year period until $1,000,000 is paid. In addition, the contract for this acquisition required us to make cash infusion of $250,000 in working capital for the business operations of EOC being acquired. To date, we have not developed the assets at this location. The contract also required us to enter into a three year employment agreement with Michael Eppler, then president of EOC, at a monthly salary of $10,000 and a sign-on bonus of $50,000.

The acquisition of certain assets of Kaiser Aluminum and Chemical Corporation

In February 2006, Amerex Acquisition Corp., a wholly-owned subsidiary of Amerex, acquired approximately 168 acres of heavily developed industrial property in

Pryor, Oklahoma from Kaiser Aluminum and Chemical Corporation in consideration for $700,000 which amount was paid in cash at closing. We also paid $800,000 into an escrow account with JP Morgan Chase Bank to provide financial assurance for the removal of all asbestos and asbestos containing materials from the property within 18 months following closing. We began the asbestos removal on August 21, 2006 and expect to complete the removal within the required time period. In addition, we are required to deposit $400,000 with the Oklahoma Department of Environmental Quality through Guaranteed Abstract Title Company in Tulsa, Oklahoma to provide financial assurance of our ability to close the two injection wells on the Pryor property. This amount is currently being held in escrow for transfer to the Oklahoma Department of Environmental Quality where it will remain until closing of the wells. We intend to utilize these two injection wells, as discussed in “Our Strategy” below.

The acquisition of certain assets of Environmental Remediation Services, Inc.

On April 28, 2006, we purchased certain assets of Environmental Remediation Services, Inc., herein referred to as ERS, consisting primarily of several vacuum trucks, truck equipment, trailer equipment, personal safety equipment, forklifts, tractors, and miscellaneous tools to be used in connection with our emergency response services. The purchase price for the assets consisted of cash in the amount of $1,200,000 and our entering into a one-year consulting agreement with Kenneth Duckworth, the sole owner of ERS. To ensure our performance under the consulting agreement, we were required to fund an Irrevocable Standby Letter of Credit in the amount of $600,000 with American Bank and Trust of Tulsa, Oklahoma for the benefit of Kenneth Duckworth, with $150,000 to be released at the end of each quarterly period subsequent to closing until drawn down in full.

Future or Planned Services

Water Disposal and Separation Services to the Oil and Gas Industry; Resale of the Remaining Crude Oil

We plan to provide services to the oil and gas industry, specifically production water (water produced during the process of drilling activities involving the recovery of crude oil) removal services for gas and oil well drilling firms. During the extraction of oil from producing wells, oil companies typically pump salty water into an oil well to enhance the well’s production of oil. This salty water is extracted along with the oil. The oil company removes most of the oil and then has the remaining salt water picked up for proper disposal, typically in vacuum trucks. Within a hundred mile radius of our Harrison County, Texas property, there are numerous oil recovery operations, many of which use the technique of pumping salt water into wells to enhance production and recovery of oil, to whom we intend to offer our services. This project is currently on hold as we focus on our core businesses.

Since there usually remains small amounts of oil when this water is picked up for disposal, in addition to picking up the water for disposal, we intend to develop or license technologies that will enable us to separate the remaining oil from the salt water for resale. We believe that we have identified a technology for this purpose and are in the process of performing due diligence and negotiating a licensing agreement with the holder of the rights to the technology, as well as estimating the costs associated with installation. We are still in the process of evaluating this technology and have no estimate of the time it will take to begin operations.  Based on the analysis of our engineers and representations made by equipment and technology vendors, we expect to be able to initially process 10,000 barrels of salt water/crude oil emulsions per day, resulting in obtaining between 200 and 500 barrels of oil per day with to potential to expand the capacity to 20,000 barrels per day.

We also plan on picking up oily residue in tank bottoms which is rich in oil but requires treatment to recover crude oil that can be sold to local refineries. To date we have expended approximately $422,000 on equipment such as oil/water separators and facility clean up and security. We anticipate that the Leigh, Texas facility will require another $300,000 to purchase or license the technology for the water/salt separation equipment and to complete installation of the oil/water separator and the salt/water separator. We plan to fund this final phase through a revolving term loan secured by our current accounts receivable with our current primary lender. We are currently in the process of negotiating this facility with the lender.

We are currently in the process of reevaluating this business and anticipate that we may terminate this project and allocate our resources to our core business services.

Expansion of our Waste Management Services to Include Water Treatment Services

We also plan to begin operating two water treatment works permitted for discharge to a POTW. POTW’s are publicly-owned treatment works such as public sewers or sewage lagoons. These water treatment works will treat industrial wastewater and remove contaminants to levels that are allowed by the POTW. We plan to construct two water treatment plants, one at our Tulsa, Oklahoma facility and one at our Kansas City, Missouri facility, and acquiring the necessary processing equipment, as well as seeking qualified personnel. We are planning for the both of these to begin construction in May of 2007 and to become operational toward the end of 2007. We estimate the cost to completion of the Tulsa facility to be between $250,000 to $300,000. The facility will be located on our current leased location in Tulsa, Oklahoma. We anticipate that this will be financed through a revolving term loan secured by our current accounts receivable with our current primary lender. We are currently in the process of negotiating this facility with the lender. We also anticipate that the cost of the Kansas City water plant will be approximately $800,000. Although this facility will be nearly identical to the plant in Tulsa, we will incur additional expenses for the acquisition of real estate contiguous with our current Kansas City location and the demolition of several existing structures currently on the site. Additional expenses will be incurred with the grading of this property and the construction of a 20,000 square foot steel building with a concrete slab to house the plant. Our Tulsa facility already has sufficient land and a suitable building with a proper foundation, thus the difference in costs between the two plants. We intend to finance the construction of the Kansas City water plant through future offerings of our common stock.

Our Strategy

In order to maintain and enhance our position in the waste management industry, we have implemented a strategy of internal growth through the increased utilization of our existing facilities and properties, the expansion of our services, the addition of new sales offices and service centers, and external growth through strategic acquisitions.

Increased Utilization of Waste Management Facilities

In order to fully utilize our current waste management facility, we plan on increasing our hours of operation to operate 7 days a week and by adding two daily eight-hour work shifts to our existing daily shift. We intend to begin adding these shifts during the fall of 2006. Management expects that additional work will increase during the summer months especially from our second largest client – our Industrial Services Customer.

Conversion of Pryor, Oklahoma Property to a Waste Management Facility

We intend to convert our Pryor, Oklahoma property into our second RCRA Part B licensed waste management facility. This property is situated on 168 acres and currently contains two deep Class I injection wells. Class I injection well facilities dispose of industrial hazardous and non-hazardous waste and municipal (non-hazardous) waste. Subject to our obtaining a permit from the RCRA, we plan on using these wells as final disposal management units for treated waste materials to meet discharge parameters .    Discharge parameters refer to the level of concentration of various contaminants that can be disposed of in this type of injection well and are determined by the EPA and the Oklahoma Department of Environmental Quality. The steps in the RCRA waste management facility permitting process are complex and time consuming. See “Environmental Regulation -- Licenses and Permits.”

According to the United States Environmental Protection Agency there are currently 272 active Class I injection facilities nationwide (51 are for disposal of hazardous waste and 221 are for disposal of non-hazardous waste). These Class I injection wells are scattered throughout the United States in 19 states, with the greatest concentration in the Gulf Coast, Great Lakes, and the Florida peninsula. Many of the owners of these wells are our competitors. See “Business – Competition.”

Our Pryor, Oklahoma property also currently contains an ammonia /urea fertilizer manufacturing plant, various large industrial buildings which were used for manufacturing, drying, mixing and bagging of fertilizer, concrete containment structures, other assets comprised mainly of salvageable metal, and rail access.

Our conversion began during the third quarter of 2006 with the commencement of the demolition of the existing fertilizer manufacturing plant. Our demolition plan is structured to recover the scrap metal and components, such as vessels and valves, which have been estimated by independent appraisers to contain approximately 6,000 tons of carbon steel, 1,000 tons of stainless steel and 400 tons of copper. The appraisers estimate the scrap value of these metals to be approximately $2.3 million gross. The actual proceeds from the salvage and sale of these metals will be dependent upon the actual amount of salvageable metals, which will not be determinable until their decommissioning, demolition and removal, the timing of the demolition and the market price of the salvage metals at the time of sale. The project is expected to be completed about August 31, 2007. The prices of these commodities have varied considerably over the last five years. In addition, many specialty items, including component cores such as valves, flanges, pumps, electric motors, reformers, heat exchangers and other marketable items purchased with the property may have a commercial need as is and may therefore be sold as operable equipment rather than at scrap value. We estimate the salvage and reclamation process will take approximately seven months.

This property also contains rail access, a rail spur and a rail station which we plan on using to receive and deliver water and chemicals that we have treated or are going to treat from clients with access to the rail line and to final disposal sites if the particular material is not to remain on site. We also expect that we will have the ability to provide railcar cleaning activities consisting of the decontamination of rail cars that have been contaminated as a result of spillage or the transportation of liquid waste within the rail car.

We expect this property to be fully operational as a waste management facility by the third quarter of 2009 and anticipate that the cost to completion will be approximately $1 million. The extended timeframe in getting the facility operational is primarily as a result of the time required to secure the RCRA Part B permit which is expected to take approximately two years. We will also have to repermit the Class I injection wells in order that we may deposit hazardous materials. This repermitting process is anticipated to take approximately nine months and will be timed to coincide with the granting of the RCRA Permit.

Expansion of our Service Mix and Diversification of our Client Base

By expanding our current services to those described above under “Business – Future or Planned Services,” we expect to diversify our customer base and expand our revenue generating operations to aid in the protection from any economic down turns in our current service offerings.

Additional Sales Personnel

We intend to increase our sales force. We recently hired two seasoned business development specialists, one at our Tulsa facility and the other at our Waste Express facility. We have identified and expect to have extended an offer of employment during the fourth quarter of 2006 to an additional seasoned business development specialist to work out of our Tulsa facility.

Strategic Acquisitions

Our longer range plans involve strategic acquisitions in the second or third quarter of 2007 of businesses and assets compatible and complimentary with ours, which allow for the consolidation of facilities and reduction of some material portion of indirect operating costs such as occupancy costs, back office support and insurance.

Marketing Strategy and Sales of our Services

We market our services on an integrated basis and, in many instances, services in one area of our business support or lead to a project undertaken in another area.

Through the year ending 2005, we acquired clients and projects through the relationships that our technical personnel and managers had developed during their tenure with our competitors with whom they were previously employed, and by responding to general solicitations for proposals from public and private agencies and firms. To add to our existing roster of clients, in January 2006 we hired a seasoned industry professional as our first business development specialist at our Tulsa facility, and in April 2006 engaged another seasoned industry professional, with numerous contacts made during her professional career as a business development specialist with several of our competitors, as our business development specialist at our Waste Express facility. Both of our business development specialists have monthly sales targets and report weekly and/or monthly to various management personnel.

Customers

We provide services to approximately 300 customers in 18 states and typically do not have written contracts with them. In addition to serving commercial and industrial customers such as waste collectors, manufacturers, health care providers, research organizations, and chemical companies, our customers include federal, state and local governmental agencies, and small quantity generators that have recurring needs for multiple services in managing their environmental exposure.

In 2006, 10% of our total revenues were derived from our contract with our Industrial Services Customer for waste treatment projects. For the 12 months of 2006, 26% of our revenues were derived from a contract we were awarded by the United States

Department of Justice, Drug Enforcement Administration for clandestine drug lab clean ups in ten contract regions covering eleven states (North Texas, Oklahoma, Kansas, Iowa, Missouri, Arkansas, Illinois, Indiana, Ohio, Tennessee and Alabama), and 25% of our revenues were from our contracts with two Industrial Services Customers. Together, these four clients contributed 61% of our revenues during that period.   Our contract with the DEA was issued for up to 24 months starting January 9, 2006 and may be cancelled by either the DEA or us at any time. Although our contract with our Industrial Services Customer, entered into on October 10, 2005 for one year, is automatically renewed for additional one-year terms, our Industrial Services Customer may terminate the contract at anytime, with or without cause, upon thirty days’ prior written notice. Both of these contracts are requirements contracts, meaning that the customers place orders for our services and supplies as they require them. There are no minimum services they are required to place and the DEA’s contract may not exceed approximately $7,250,000 for all regions.

Subcontractors

We have formed a number of strategic partnerships with several environmental subcontractors to assist us in providing services under our contract with the DEA. Many of these subcontractors have executed agreements with us to perform this work through the duration of our contract with the DEA.     The principal services these subcontractors provide consist of acting as responders for DEA engagements that are currently outside of our area of operation or where it is more economically practical. All of our subcontractors are licensed as hazardous waste handlers in the areas in which they operate. No subcontractor is considered critical in the sense that they possess special skills or licenses that could not be replaced in a reasonable period of time and without materially adverse effects on the economics of the project or the services we provide. Several of our subcontractors have also managed a number of customers requiring waste disposal services and therefore have been a source of new business.

Environmental Regulation

While our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the industrial waste management industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. We make a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect its operations.

We are required to obtain federal, state and local licenses or approvals for each of its hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired or are in the process of applying for all operating licenses and approvals required for the current operation of its business and has applied for or is in the process of applying for all licenses and approvals needed in connection with planned expansion or modifications of its operations.

Federal Regulation of Hazardous Waste

The most significant federal environmental laws affecting us are the RCRA , the Superfund Act and the Clean Water Act.

RCRA

The RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to the RCRA, the EPA has established a comprehensive, “cradle-to-grave” system for the management of a wide range of materials identified as hazardous waste. States, such as Massachusetts, Connecticut, Illinois, and Maryland, that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been authorized by the EPA to administer their facility permitting programs in lieu of the EPA's program.

Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA license from the EPA or an authorized state agency and must comply with certain operating requirements. Under the RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A application. By virtue of this filing, a facility obtained Interim Status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A application until the Part B licensing process is concluded. Our facility located in Kansas City, Missouri is subject to the RCRA licensing and has been issued a Part B license.

The RCRA requires that Part B licenses contain a schedule of required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility. The EPA estimates that there are approximately 4,300 facilities that treat, store or dispose of hazardous wastes, which can be compelled to take corrective action when necessary. Some facilities are very large and have extensive contamination problems which rival the largest Superfund sites. Other facilities have relatively minor environmental problems. Still others will not need remedial action at all. It is the EPA's policy to compel corrective action at the “worst sites first.” As a result, the EPA has developed a system for assessing the relative environmental cleanup priority of RCRA facilities, called the National Corrective Action Prioritization System, with a High, Medium or Low ranking for each facility. Our RCRA facility located in Kansas City, Missouri has does not required any remedial action and has never been assigned a ranking since no knows impairment of the property exists.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as the “Superfund Act”

The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment.

The Federal Water Pollution Control Act as amended by the Clean Water Act and subsequent amendments

This legislation prohibits discharges to the waters of the United States without governmental authorization. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of its treatment process, our wastewater treatment facilities generate waste water which they discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. The Clean Water Act also serves to create business opportunities for us in that it may prevent industrial users from discharging their untreated wastewaters to the sewer. If these industries cannot meet their discharge specifications, then they may utilize the services of an off-site pretreatment facility such as those of ours.

Other Federal Laws

Our operations are also subject to the Toxic Substances Control Act, the Clean Air Act, the U.S. Department of Transportation and the Interstate Commerce Commission. Health and safety standards under the Occupational Safety and Health Act are also applicable.

The Toxic Substances Control Act - authorizes the EPA to regulate over 60,000 commercially produced chemical substances, including the proper disposal of polychlorinated biphenyls, commonly known as PCBs, and has established a comprehensive regulatory program, under the jurisdiction of the EPA, which oversees the storage, treatment and disposal of PCBs.

The Clean Air Act - authorizes the EPA to regulate emissions into the air of potentially harmful substances. According to industry sources, the five industries which produced in 2004 the largest amounts of industrial hazardous wastes (by dollar amount of spending paid for management services) in 2004 were chemicals (28.3%), oil (15.9%), paper and pulp (13.2%), primary metals (8.7%) and automotive (5.0%).      As a small industrial waste management firm, we have significant advantages over many of its competitors in terms of its ability to efficiently utilize its waste management facilities and to provide our customers with a heightened commitment to customer service and responsiveness. In addition, management has taken notice of an important and advantageous industry trends in the efforts by many generators of industrial wastes to decrease the number of service providers that they utilize to a select group of industry leaders in order to minimize potential liability inherent in using less qualified or less responsive firms.

The U.S. Department of Transportation and the Interstate Commerce Commission

Our transportation operations are regulated by the U.S. Department of Transportation and the Interstate Commerce Commission, as well as by the regulatory agencies of each state in which we operate or through which our trucks pass.

State Regulation of Hazardous Waste

The Missouri Hazardous Waste Management Law (MHWML)

State authorization is a rulemaking process through which EPA delegates the primary responsibility of implementing the RCRA hazardous waste program to individual states in lieu of EPA. This process ensures national consistency and minimum standards while providing flexibility to states in implementing rules. Currently, 50 states and territories have been granted authority to implement the base, or initial, program. Many also are authorized to implement additional parts of the RCRA program that EPA has since promulgated, such as Corrective Action and the Land Disposal Restrictions. State RCRA programs must always be at least as stringent as the federal requirements, but states can adopt more stringent requirements as well. The state of Missouri is authorized to implement the RCRA hazardous waste program in lieu of the EPA through the MHWML.

Just prior our acquisition of Waste Express, the facility was issued a Notice of Violation by the Missouri Department of Natural Resources for four violations:  exceeding storage capacity, exceeding the one year limit for storage of materials on site, exceeding the 24 hour restriction in the receiving area .  We completed corrective action during November and December of 2005, spending approximately $88,046, and our inspection by the Missouri Department of Natural Resources during the first quarter of 2006 was free from any violations. No violation notices have been issued since we have operated the facility. Notwithstanding these violations, the facility has maintained a considerably clean inspection record throughout its years of operations.

The Oklahoma Department of Environmental Quality and the Oklahoma Department of Environmental Quality Land Management Division Rules and Regulations

Like Missouri, the state of Oklahoma is authorized by the United States Environmental Protection Agency to implement and oversee the regulations of the EPA regarding hazardous waste transportation, treatment, storage and disposal. The Oklahoma Department of Environmental Quality, herein referred to as the ODEQ, oversees the enforcement of the Code of Federal regulations and the rules and regulations of the Land Protection Division of the ODEQ. This agency will oversee the asbestos removal and the maintenance and eventual closure of the Class I injection wells that exist on the site of our Pryor, Oklahoma facility. The primary regulations that we will be subject to at this location are the Oklahoma Department of Environmental Quality Rules and Regulations sections 252:004 through Section 252:710 and in the Oklahoma Statutes, primarily Title 27A.

Licenses and Permits

Our waste treatment facility located in Kansas City, Missouri has been issued a RCRA Part B licenses which was scheduled to expired in February 2007. . The permit has been submitted to the Missouri Department of Natural Resources for renewal. The Department is allowing us to operate under a extension until the renewal is approved. We expect the Department to issue the renewed permit during the second half of 2007.

We have made substantial modifications and improvements to the physical plant and treatment and process equipment at this treatment facility, consistent with our strategy to upgrade the quality and efficiency of treatment services and to ensure regulatory compliance. These improvements also corrected a Notice of Violation which was issued prior to our acquisition of this facility. This facility is inspected at least quarterly or even more often by the Missouri Department of Natural Resources. Occasionally, the EPA as well as other city and county inspectors will perform inspections.

We began the process of obtaining a RCRA Part B license permit from the ODEQ for our Pryor, Oklahoma facility during the first quarter of 2006.

The steps in the RCRA permitting process are complex and time consuming and consist of the following:

Step 1 -- Starting the Process

Before a business even submits a permit application, it must hold an informal meeting with the public. The business must announce the "pre-application" meeting by putting up a sign on or near the proposed facility property, running an advertisement on radio or television, and placing a display advertisement in a newspaper. At the meeting, the business explains the plans for the facility, including information about the proposed processes it will use and wastes it will handle. The public has the opportunity to ask questions and make suggestions. The business may choose to incorporate the public's suggestions into its application. The permitting agency uses the attendance list from the meeting to help set up a mailing list for the facility.

Step 2 -- Applying for a Permit

After considering input from the preapplication meeting, the business may decide to submit a permit application. Permit applications are often lengthy. They must include a description of the facility and address the following:

· How the facility will be designed, constructed, maintained, and operated to be protective of public health and the environment.

· How any emergencies and spills will be handled, should they occur.

· How the facility will clean up and finance any environmental contamination that occurs.

· How the facility will close and clean up once it is no longer operating.

Step 3 -- Receipt and Review of the Application

When the permitting agency receives a permit application, it sends a notice to everyone on the mailing list. The notice indicates that the agency has received the application and will make it available for public review. The permitting agency must then place a copy of the application in a public area for review.

Simultaneously, the permitting agency begins to review the application to make sure it contains all the information required by the regulations described above  under “The Oklahoma Department of Environmental Quality and the Oklahoma Department of Environmental Quality Land Management Division Rules and Regulations.”     The proposed design and operation of the facility are also evaluated by the ODEQ and the Oklahoma Department of Environmental Quality Land to determine if the facility can be built and operated safely.

Step 4 -- Revisions

After reviewing the application, the permitting agency may issue a Notice of Deficiency (NOD) to the applicant. NODs identify and request that the applicant provide any missing information. During the application review and revision process, the permitting agency may issue several NODs. Each time the permitting agency receives a response from the applicant, it reviews the information and, if necessary, issues another NOD until the application is complete. Given the complex and technical nature of the information, the review and revision process may take several years.

Step 5 -- Drafting the Permit for Public Review

When the revisions are complete, the agency makes a preliminary decision about whether to issue or deny the permit. If the agency decides that the application is complete and meets appropriate standards, the agency issues a draft permit containing the conditions under which the facility can operate if the permit receives final approval. If the permitting agency determines that an applicant does not meet the standards, the agency tentatively denies the permit and prepares a "notice of intent to deny."

The permitting agency announces its decision by sending a letter to everyone on the mailing list, placing a notice in a local paper, and broadcasting it over the radio. It also issues a fact sheet to explain the decision. Once the notice is issued, the public has 45 days to comment on the decision. Citizens also may request a public hearing by contacting the permitting agency. The permitting agency may also hold a hearing at its own discretion. The agency must give 30-day public notice before the hearing.

Step 6 -- The End Result: A Final Permit Decision

After carefully considering public comments, the permitting agency reconsiders the draft permit or the notice of intent to deny the permit. The agency must issue a "response to public comments," specifying any changes made to the draft permit. The agency then issues the final permit, which is for a period of 10 years, or denies the permit.

Even after issuing a permit, the permitting agency continues to monitor the construction and operation of the facility to make sure they are consistent with state and federal rules and with the application.

Several additional steps can also take place after the original permit is issued:

· Permit Appeals. Facility owners and the public both have a right to appeal the final permit decision. The appeal is usually decided upon by administrative law judges.

· Permit Modifications. If a facility changes its management procedures, mechanical operations, or the wastes it handles, then it must secure a permit modification. For modifications that significantly change facility operations, the public must receive early notice and have a chance to participate and comment. For minor modifications, the facility must notify the public within a week of making the change.

· Permit Renewals. The permitting agency can renew permits that are due to expire. Permit holders that are seeking a permit renewal must follow the same procedures as a facility seeking a new permit.

· Permit terminations. If a facility violates the terms of its permit, the permitting agency can terminate the permit.

Management of Risks

We follow a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing regulatory responsibility. This program includes employee training, environmental auditing, and policy decisions restricting the types of wastes handled. Training of personnel includes specialized training which is either performed in-house or at accredited institutions. These include initially 40 hours of training in hazardous waste operations and emergency response. The program curriculum is provided by the U.S. Occupational Health and Safety Administration, commonly referred to as OSHA. We are currently approved by OSHA to provide such training as well as requisite annual 8-hour refresher courses. We also specialize in training for awareness and entry into confined space for employees who may be required to enter such areas. Our drivers are required to take a course in DOT hazardous materials training and be in possession of valid specialized licensing for the materials that they are carting and the type of vehicle that they are operating. We evaluate all revenue opportunities and decline those which we believe involve unacceptable risks. We avoid handling high-hazard waste such as explosives, and frequently utilize specialty subcontractors to handle such materials when confronted at a job site.

We only dispose of wastes at facilities owned and operated by firms which we have approved as prudent and financially sound. Typically, we apply established technologies to the treatment, storage and recovery of hazardous wastes. We believe our operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

Insurance

Both federal regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste as well as pollution liability in the amount of $2,000,000 per occurrence and $2,000,000 in aggregate per year.

Our pollution liability insurance policies cover potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and while we handle waste at our facilities. XL Insurance Company provides contractor’s liability insurance of $1,000,000 per occurrence and $2,000,000 in the aggregate, covering off-site remedial activities and associated liabilities, and pollution liability coverage of waste in-transit with both single occurrence and aggregate coverage of $2,000,000. This coverage includes liability of $2,000,000 for pollution caused by sudden or accidental occurrences during transportation of waste to our facilities, from the time waste is picked up form the customer until its delivery to the final disposal site.

Competition

The market for industrial waste management services is highly competitive. We compete with numerous large and small companies, which are able to provide one or more of the industrial waste management services offered by us and have substantially greater financial, management and marketing resources than we do. Large competitors include Clean Harbors Environmental Services Inc., Duratek, Inc. and Perma-Fix Environmental Services, Inc. There are also a large number of smaller competing companies that provide services similar to ours. In the Tulsa area some of these firms are Envirosolve, Inc,. Controlled Waste, Inc., American Waste Control, Inc. and Freeman Waste Management, Inc. In the Kansas City area some of our local competitors are Baker Environmental Consulting, Inc., A T Abatement Services, Mac Bestos, Inc., and Cornerstone Services Group.

Competitive factors include quality and diversity of services, technical qualifications, reputation, geographic presence, price and the availability of key professional personnel.

Under applicable environmental laws and regulations (see “Business -- Environmental Regulation”), generators of hazardous wastes retain potential legal liability for the proper treatment of such wastes through and including their ultimate disposal. In response to these potential liability concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have increasingly sought to decrease the number of providers of such services that they utilize. Waste management companies which are selected as “approved vendors” by such large generators and other purchasers are firms, such as us, that possess sound collection, recycling, treatment, transportation, disposal and waste tracking capabilities and have the expertise and financial ability necessary to comply with applicable environmental laws and regulations. By becoming an “approved vendor” of a large waste generator or other purchaser, we are eligible to provide waste management services to the various plants and projects of such generator or purchaser which are located in our service areas. However, in order to obtain such “approved vendor” status, it may be necessary for us to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit a bidder’s facilities and operations to insure that its waste management services are performed in compliance with applicable laws and regulations and with other criteria established by the bidder and by such customers.

Our competitive advantage is our ability to offer a more comprehensive range of industrial waste management services than any of our competitors in our service territory, enhanced by the proximity of our facilities to hazardous waste generators, and the barriers to enter this industry from significant capital and licensing requirements.

There are numerous methods of handling and disposing of hazardous and non-hazardous waste, of which our facilities and technology are one of the available systems. Different or new technology may supplant us in the market. Further, predominant companies in the field, which have substantially greater resources and market visibility than us, may try to develop systems similar to ours.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

Prior to our acquisition of Amerex Companies, Inc. we had no operating business. Amerex Companies, Inc. and its subsidiaries are in the business of providing services to customers who wish to efficiently manage their industrial and household hazardous waste. These services consist primarily of collecting, treating, storing and ultimately disposing of their hazardous and industrial waste. Amerex Companies, Inc. also provides services to municipalities in managing collection days on which residents of the sponsoring municipality may bring their household hazardous waste such as paint, insect control chemicals, batteries, and light bulbs to staging areas which Amerex establishes. Amerex would then collect and sort the collected material and dispose of them properly. Amerex also provides emergency response services to industrial and municipal clients to mitigate or remove hazardous materials following motor vehicle accidents, industrial mishaps, chemical spills and similar emergencies. These services are performed from the Company’s Tulsa, Oklahoma location. Waste Express, Inc. an operating subsidiary of Amerex Companies, Inc. has been issued a Part B license under the Resource Conservation and Recovery Act and operates a treatment storage and disposal facility for Amerex Companies, Inc. The majority of Amerex Companies, Inc. revenues are currently derived from disposal and treatment of hazardous waste. The company is currently a party to a contract with the United States Department of Justice, Drug Enforcement Administration. In this project, we remove potentially hazardous chemicals and other materials from methamphetamine production laboratories subsequent to their being shut down by law enforcement agents of the Drug Enforcement Administration. After the potentially hazardous materials are removed from the premises, Amerex personnel transport them to our licensed facility in Kansas City, Missouri where they are sampled, tested, and their components are characterized. Based upon these characterizations, Amerex then treats and disposes of the components in accordance with prevailing laws and regulations.

RESULTS OF OPERATIONS

Revenues

For the year ended December 31, 2006, we had total revenues of $7,726,099, as compared to revenue for the period of inception (May 2, 2005) through December 31, 2006 of $230,503. This increase was partially a result of the commencement of the Drug Enforcement Administration contract which accounted for approximately $1,997,404 or 26% of our revenue for the twelve months ended December 31, 2006. This project began on January 9, 2006 and did not affect the revenue for the period ending December 31, 2005. Additionally, the Company benefited in the current year period from a year of operating activity as compared to the period of inception through December 31, 2005 for which the Company began its operations and only operated  for approximately eight months. The Company’s acquisition of Waste Express in September 2005 resulted in only four months of activity of this operation in the period of inception through

December 31, 2005. The Company had three customers providing revenues of $1,111,729 (14%), 851,048 (11%) and 773,808 (10%) during the twelve months ended December 31, 2006. We expect that the Drug Enforcement Administration contract will continue to significantly contribute to revenue during 2007 since the blanket purchase orders, which we refer to as BPOs, are effective through January 7, 2008. Although the U.S. Drug Enforcement Administration has distributed a new Request for Proposals in October of 2006, additional contracts under this RFP have not been awarded. We have also recently been engaged as a subcontractor to a prime contractor who has been engaged by a large international retailer to remove potentially hazardous material from their stores. This potentially hazardous material consists of items that the retailer had intended for resale but was either damaged, spilled, opened or in some way had its packaging compromised. These wastes consist of materials such as pesticides, paint, light bulbs, and certain cosmetics and cleaning chemicals. We began this contract in August of 2006 and only had the contribution to revenues during the last five months of the period. We anticipate that this contract will continue through 2007. This contract contributed $851,048 (11%) from its inception in August through December 31, 2006.

Cost of Services Provided

During the period ending December 31, 2006, our total cost of services provided was $5,299,423 or 69% of total revenues for a gross profit of $2,426,676 or 31% compared to total cost of services provided of $141,770 or 62% of total revenues for a gross profit of $88,733 or 38%, for the period since inception through December 31, 2005. The Company engaged in one major project that began on June 28, 2006 and concluded in December 2006 that contributed approximately $1,111,729 or 14% of total revenue. This project is estimated to have contributed to gross margin at a rate of less than 10%. This project was a major contributor to the decline in gross margin for the period. Following the completion of this project, the Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increase in the cost of fuel will materially impact our business. Approximately 5% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. In January 2007 we contracted truck leasing arrangements with MHC Truck Leasing, Inc. which would include vehicle maintenance and our expectation is that this will eliminate the rental expenses and the cost of the lease would reduce total costs to 2.0-2.5%.

SG&A Expenses

During the period ending December 31, 2006 our other operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $4,060,677 resulting in an operating loss of $1,634,002 compared to the period ending December 31, 2005 in which our total operating expenses were $457,085 resulting in an operating loss of $368,352. SG&A expenses for the twelve month period ended December 31, 2006 represented 53% of revenue as compared to 62% of revenue for the period ending December 31, 2005. The increase in our operating losses occurred mainly as a result of the combination of an increase of SG&A expenses and a decrease in Gross Margin as a result of the MidAmerica project. After salaries, our largest indirect expense was for accounting and legal services. We expect that much of these expenses were a result of its initial audit and the initial audit of our subsidiary Waste Express, Inc. and work related to the Company’s registration statements in 2006.  Neither company had undergone previous audits and much additional work had to be performed by our independent auditors and our financial consultant that we do not expect to have to be repeated in subsequent audits. Therefore, we expect that this expense will decrease. Likewise, professional legal fees are expected to decrease significantly in subsequent periods as much of these services were related to the acquisition of Amerex Companies, Inc and its subsidiaries, and to the production of the prospectus and amendments. In addition, we expect that expenses related to non-cash compensation will also decrease. During our development stage we hired all of our key managers and other key personnel and provided certain incentives in the form of our common stock. Most of our key positions have been filled and while we may offer such incentives to certain employees in the future we anticipate that the size of the distributions will be significantly smaller than they were this period. The Company also significantly expanded its commencement of operations through the acquisition of Waste Express in September 2005 and which resulted in only four months of activity of this operation in the period ended December 31, 2005.

Non-Operating Income and Expenses

During the twelve months ending December 31, 2006, our net non-operating expenses were $3,548,511 resulting in a net loss of $5,182,513, as compared to the period ending December 31, 2005 in which our net non-operating expenses were $535,592 resulting in a net loss of $903,944. During the twelve months ending December 31, 2006 our net non-operating expenses rose due to increased amortization of the debt discount and deferred financing fees over the previous twelve month period in 2006, as well as increased interest paid and accrued as a result of increased debt during the latter period, and our accrual of $699,400 in estimated penalties to CAMOFI Master LDC for failure to timely file a registration statement as provided in the note agreement and $125,502 in expense for settlement of certain obligations to a prior lender.  On June 23, 2006, we executed an agreement with CAMOFI Master LDC pursuant to which we issued 984,000 shares of our common stock to settle a portion of these penalties. Non-operating expenses were partially offset by other income. Non-operating income for the period was $135,288. Non-operating income was provided principally from interest earned and from the remeasurement of equity obligations. We expect that our interest expenses resulting from our future borrowings will increase; however, we expect to be reasonably able to avoid future penalties.

Segment Results of Operations

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex. Amerex revenues for the twelve months ended December 31, 2006 consist primarily of waste management services similar to those performed by Waste Express. For the period ended December 31, 2006, the Amerex segment reported an operating loss of $1,895,993 as compared to the period ended December 31, 2005 in which the Amerex segment reported an operating loss of $332,578. During the twelve month period ending December 31, 2006, the Waste Express segment recorded an operating profit of $261,992 as compared to the period ended December 31, 2005 in which the Waste Express segment recorded an operating loss of $35,774. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies; however the majority of the Company’s corporate expenses are included within the Amerex segment. These expenses include professional fees for legal, accounting and information systems consulting as well as insurance, administrative salaries, non cash compensation and benefits and rent and repairs of its corporate headquarters. In addition, the Amerex segment contains more depreciable assets than that of the Waste Express segment which results in increased depreciation expense for the Amerex segment compared to the Waste Express segment. Inclusion of these expenses within the Amerex segment reduces the profitability for that segment when compared to the Waste Express segment.

Liquidity and Capital Resources

At December 31, 2006 our cash and cash equivalents amounted to $60,267 as compared to December 31, 2005 at which time our cash and cash equivalents amounted to $729,871. Our accounts receivable on December 31, 2006 were $2,638,897 as compared to $140,678 on December 31, 2005. Our total current assets as of December 31, 2006 were $4,205,738 as compared to $4,386,704 on December 31, 2005. Our accounts receivable rose by $2,498,219 to $2,638,897 as of December 31, 2006, which included unbilled receivables of $712,223. The increase in the total current assets occurred as a result of increased production activities resulting in significantly higher accounts receivable and unbilled accounts receivable.

At December 31, 2006 the Company had current liabilities of $12,838,806 compared to current liabilities of $2,554,111 at December 31, 2005, comprised of the current portion of long term debt, accounts and notes payable, accrued expenses and accrued share-based liabilities. Current liabilities increased $10,284,695 during the period due to acquisition activities, increased operations, costs associated with the CAMOFI financings and related obligations to issue equity instruments. As such, the Company maintained positive working capital of $1,832,594 as of December 31, 2005 and negative working capital of $8,633,068 as of December 31, 2006.

For the period of inception through December 31, 2005 and for the twelve months ended December 31, 2006 the Company used cash in operations of $433,260 and $1,445,399 respectively. For the period of inception through December 31, 2005 the Company realized an overall increase in cash and cash equivalents primarily due to cash provided by financing activities of $5,500,632 partially offset by net cash used in investing activities of $4,337,501 and the aforementioned use of cash in operating activities of $433,260. For the twelve months ended December 31, 2006 the Company realized a decrease in cash and cash equivalents of $669,604, primarily due to cash used in investing activities of $23,411 and the aforementioned use of cash in operating activities of $1,445,399, partially offset by cash provided by financing activities of $799,206.

We have incurred significant losses since our inception and our stockholders’ deficit and working capital deficit at December 31, 2006 and subsequent to that date are also significant.  The majority of the Company’s debt matures within one year and the Company is currently in default of certain nonfinancial debt covenants, making all of the Company’s debt payable on demand.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.

The Company's management has previously attracted additional funding in the form of subordinated debt and a line of credit. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of December 31, 2006 by the following actions:

▪

The Company continues to implement plans to increase revenues.

▪

The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

▪

The Company is seeking alternatives measures of financing which may include equity financing or additional subordinated debt.

▪

The Company is speaking with and providing information to a regional bank in Kansas City, MO to secure a $500k mortgage on the property that the Company owns and on which the Company operates its Waste Express, Inc. subsidiary. Such a transaction would require a release from CAMOFi which currently holds a senior lien on these assets.

▪

The Company has been actively marketing the sale/leaseback to our property in Pryor, OK. We anticipate that the proceeds from this transaction will be utilized to reduce our obligations under the CAMOFi 12% Senior Convertible Notes.

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future which could have a material adverse effect on our business, results of operations and financial condition.

Going Concern

Due to the losses, stockholders’ and working capital deficits, noncompliance with debt covenants and debt maturing within one year as described above, our independent public accounting firm included an explanatory paragraph in their report on our financial statements regarding substantial doubt regarding our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We used the proceeds from the Hypothecators Note and the PTF Note to purchase certain assets of NES, IWS of Tulsa, Oklahoma and Enhanced Operating Company of Lehigh, Texas. The purchase price of the NES and IWS assets was $433,000, of which $250,000 was the estimated value of 500,000 shares of the Company’s common stock to be issued to the sellers. The purchase price of the Enhanced Operating Company assets was $190,000, of which $125,000 was the estimated value of 250,000 shares of the Company’s common stock to be issued to the sellers. Assets and real property of these purchases were used to establish our business operations in Tulsa, Oklahoma and to begin construction of a facility to store and treat oily water from producing oil wells in Leigh, TX. The Tulsa operation began in November 2005.

On November 21, 2005, we executed an agreement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, for a 10% Senior Convertible Note due on November 21, 2007. Under the terms of this agreement we will pay interest only for the first 9 months of the agreement and then will pay interest and principal through the remaining term of the loan. The principal amortizes over 5 years and since the term of the loan is 2 years there is a terminal balloon payment. We can draw down the total amount of the note in three tranches (intervals). The first tranche of 2.5 million was drawn down at the closing of the transaction and the proceeds were used to pay off the Hypothecators note and partially paid off the PTF note and for working capital. On February 23, 2006, this agreement was modified to increase the principal balance from $6,000,000 to $6,800,000, this was as a result of additional costs associated with the purchase of the Pryor Facility. On March 5, 2006 we drew down $2.6 million which was used to purchase the Pryor Facility and for working capital. One April 28, 2006 we drew down the remaining $1.65 million to fund the purchase of the ERS assets and for working capital.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. We are also required to register shares in the amount of 125% of the number of shares underlying the warrant.

We will continue to evaluate additional funding options including equipment financing, banking facilities, loans, government-funded grants and private and public equity offerings. We may also require funds for future acquisitions that would complement our existing business. Some of these financings may result in substantial dilution to current equity holders.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of December 31, 2005:

	Total	Less than 1 year	2-3 years	More than 3-years
Long Term Debt Obligations	$6,825,000	$471,543	$6,353,457	0
Interest Obligations	$1,157,100	$654,300	$502,800	0

The following table sets forth our contractual obligations as of December 31, 2006

	Total	Less than 1 year	2-3 years	More than 3 years
Long Term Debt Obligations	$8,421,211	$8,421,211	$0	$0
Interest Obligations	$766,800	$ 666,800	$100,000	$0
Operating Lease Obligations	$324,000	$ 81,000	$162,000	$81,000

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

2. Other intangibles

Other intangibles consist of permits acquired through acquisitions which are initially recorded based upon their estimated fair value, and permits obtained through operations which are stated at cost. Permit fair values are determined through the use of external independent appraisals. Permits are amortized on a straight line basis over their estimated useful lives, currently considered to be 10 years. The Company tests the intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

3. Share-based compensation

The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period. The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods. The measurement date for share-based payments to employees is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities. The estimated value of share-based payments for options, warrants and similar obligations is determined using a Black-Scholes model and assumptions regarding stock price volatility, discount rate and exercise period.  A discount is applied to the values of stock not yet registered to account for the reduced value associated with the shares not being liquid and readily saleable.

The common stock of Amerex was not publicly traded prior to the merger with the Company, and the Company’s common stock has not been actively traded since the merger.  As such, there were no readily available estimates of the true fair value of the Company and its stock during 2005 and 2006.  The estimated value of the Company’s shares of common stock at  measurement dates in late 2005 and early 2006 was largely determined based upon recent equity transactions and negotiations with its primary lender in connection with debt issued in November 2005 and February 2006.  The estimated value of the Company’s shares of common stock at measurement dates in late 2006 was largely determined based on an evaluation analysis prepared by a third party that considered the Company’s results as compared to actively traded peer companies. Management believes that these estimated values were representative of the fair value of the Company’s stock at the applicable measurement dates.

4. Equity obligations

The Company has certain equity instruments and obligations to issue equity instruments which do not meet the accounting criteria to be recorded as equity, and therefore are recorded as liabilities and remeasured to their estimated fair values until such time that the obligation is settled or the accounting criteria for equity classification is met.  Such obligations are valued largely using the methods and assumptions described in the preceding paragraphs as applicable.

5.

Accrued Liabilities and Contingencies

The Company accrues environmental remediation liabilities based on estimates of the associated costs, as supported by assessments by external firms and specialists as considered necessary.  The Company accrues liabilities and assesses the adequacy of disclosures for litigation, assessments and related matters with assistance from external attorneys to the extent considered necessary.  Other accruals and contingencies are evaluated by management for proper recording and disclosure, with external assistance obtained when considered necessary.

See Risk Factors included at Item 1 above.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Amerex Group, Inc.

We have audited the accompanying consolidated balance sheets of Amerex Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2006 and the period from inception (May 2, 2005) through December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerex Group, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and the period from inception (May 2, 2005) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $5,218,444 during the year ended December 31, 2006, and, as of that date, had a working capital deficiency of $8,633,068 and stockholders’ deficit of $3,363,333.  As discussed in Note 1 to the financial statements, the Company has experienced cash flow difficulties, and is in default on its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.  Most of the Company’s debt is due in November 2007, and there are no assurances that this debt will be renewed.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SARTAIN FISCHBEIN & CO.

Tulsa, Oklahoma

May 17, 2007

Amerex Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
Assets	2006	2005 (Restated)

Current Assets
Cash and cash equivalents	$60,267	$729,871
Restricted cash	812,666	3,500,000
Accounts receivable, trade, net of allowance for doubtful accounts of $32,000 at December 31, 2006	2,638,897	140,678
Other current assets	693,908	16,155
Total current assets	4,205,738	4,386,704

Property and Equipment, at cost	3,744,259	1,125,741
Less accumulated depreciation	(295,218)	(21,172)
Net property, plant, and equipment	3,449,041	1,104,569
Assets held for sale	363,948	0
Other assets	1,456,746	1,237,694

Total Assets	$9,475,473	$6,728,967

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$1,867,087	$95,892
Accrued expenses	1,488,464	189,774
Current portion of long term debt	5,414,421	471,543
Borrowings under line of credit	970,811	0
Environmental remediation liability	876,036	0
Obligations to issue equity instruments	1,971,987	1,796,901
Accrued acquisition liability	250,000	0
Total current liabilities	$12,838,806	2,554,110

Long term debt	0	3,722,967

Stockholders’ Equity (Deficit):
Common stock - $0.001 par value, 100,000,000 shares authorized,
18,773,594 shares issued and outstanding	18,774	1,000
Subscriptions receivable	0	(1,000)
Additional paid in capital	2,740,281	1,355,834
Accumulated deficit	(6,122,388)	(903,944)
Total Stockholders’ Equity (Deficit)	(3,363,333)	451,890

Total Liabilities and Stockholders’ Equity (Deficit)	$9,475,473	$6,728,967
The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2006	Inception (May 2, 2005) Through December 31, 2005 (Restated)
Operating Revenue	$7,726,099	$230,503

Operating Expenses:
Cost of services provided	5,299,423	141,772
Selling, general and administrative	2,653,961	298,613
Professional fees	494,830	129,579
Non cash compensation	609,125	-
Depreciation	266,596	21,172
Amortization	36,166	7,720
Operating Loss	(1,634,002)	(368,353)

Other Income (Expense):
Interest expense	(744,544)	(83,079)
Amortization of debt discount	(1,424,067)	(173,675)
Amortization of capitalized finance fees	(690,645)	(36,033)
Remeasurement of obligations to issue equity instruments	93,515	(251,253)
Financing penalty fees	(824,902)	-
Other income	42,132	8,449

Loss from continuing operations	(5,182,513)	(903,944)

Loss from discontinued operations	(35,931)	-

Net loss	(5,218,444)	(903,944)

Loss per share:
Loss from continuing operations	$(0.89)	$(903.94)
Net loss	$(0.89)	$(903.94)

Average weighted shares outstanding	5,838,526	1,000
The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Period from Inception (May 2, 2005) through December 31, 2005 and Year Ended December 31, 2006

	Shares	Common Stock	Subscriptions Receivable	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Totals

Balance at inception	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Issuance of common stock	1,000	1,000	(1,000)				0
Obligation to issue common stock – asset acquisitions				375,000			375,000
Beneficial conversion feature of debt				980,834			980,834
Net loss						(903,944)	(903,944)
Balance at December 31, 2005	1,000	1,000	(1,000)	1,355,834	$ 0	(903,944)	451,890

Recapitalization in connection with reverse acquisition	642,594	(456)	1,000	(544)			0
Increase in beneficial conversion feature of debt				130,778			130,778
Issuance of common stock in connection with reverse acquisition	18,230,000	18,230		(18,230)			0
Purchase of shares from shareholder					(185,000)		(185,000)
Cancellation of shares	(100,000)			(59,000)	59,000		0
Stock compensation for shares issued				488,125			488,125
Compensation for stock warrants contributed to employee				121,000			121,000
Issuance of common stock warrants to lenders				722,318			722,318
Shares given to lender in settlement of obligations					126,000		126,000
Net loss						(5,218,444)	(5,218,444)

Balance at December 31, 2006	18,773,594	$18,774	$0	$2,740,281	$0	$(6,122,388)	$(3,363,333)

The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Inception (May 2, 2005) Through December 31, 2005
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(5,218,444)	$(903,944)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Loss on discontinued operations	35,931	0
Share based compensation and remeasurement of equity obligations	609,125	251,252
Depreciation and amortization	993,407	238,600
Amortization of debt discount	1,424,067
Gain on sale of assets	(13,158)
Changes in Operating Assets and Liabilities
Accounts receivable	(2,498,219)	(63,914)
Other current assets	(444,750)	(10,348)
Other assets	123,141	(408,926)
Accounts payable	1,771,196	65,276
Other current liabilities	1,772,305	(10,182)
Net cash used by operating activities	(1,445,399)	(433,260)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(448,891)	(293,229)
Disposal of property, plant and equipment	32,681	0
Restricted cash	2,287,334	(3,500,000)
Purchase of other assets	0	(185,000)
Cash paid for asset acquisitions	(1,917,716)	(359,272)
Purchase of certificate of deposit	(233,003)	0
Net cash used by investing activities – continuing operations	(279,595)	(4,337,501)
Net cash provided by investing activities – discontinued operations	256,184	0
Net cash used by investing activities	(23,411)	(4,337,501)

Cash Flows from Financing Activities:
Debt issue costs	(598,364)	(542,483)
Borrowings on long term debt	800,000	6,850,000
Net borrowings on line of credit	1,277,811	0
Repayments of debt	(680,600)	(806,885)
Net cash used by financing activities	799,206	5,500,632

Net Increase (Decrease) in Cash and Cash Equivalents	(669,604)	729,871
Cash and Cash Equivalents, Beginning of Period	729,871	0
Cash and Cash Equivalents, End of Period	60,267	729,871
The accompanying notes are an integral part of the financial statements.

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION:

Interest Paid                                                                                               $725,586            $   30,884

NONCASH TRANSACTIONS

Accrual for additional contingent consideration

  related to the Waste Express acquisition                                                 $250,000                $           0

Common stock obligations in exchange for property

   and equipment

       -

   375,000

Assumption of debt for purchases of property and

    equipment

      -

   166,891

Debt financing costs paid through obligation to

   issue common stock warrants

     -

   322,318

AMEREX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE PERIOD FROM INCEPTION (MAY 2, 2005) THROUGH DECEMBER 31, 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Amerex Group, Inc. and Subsidiaries (the “Company”) is involved principally in providing waste management services to private companies, government agencies and municipalities located primarily in south central United States.

Going Concern:  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $5,218,444 during the year ended December 31, 2006, and further losses are anticipated.  As of December 31, 2006, the Company had a working capital deficiency of $8,633,068 and stockholders’ deficit of $3,363,333.  Furthermore, the Company has experienced cash flow difficulties, and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.  Most of the Company’s debt is due in November 2007, and there are no assurances that this debt will be renewed.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

Basis of Presentation:  On July 5, 2006, Airguide, Inc. (“Airguide”) acquired 100% of the issued and outstanding capital stock of Amerex Companies, Inc. (“Amerex”), pursuant to a Share Exchange Agreement dated July 5, 2006, whereby the stockholders of Amerex (including those to whom commitments to receive Amerex shares had been granted) received an equal number of shares of Airguide’s common stock in exchange for all of the issued and outstanding capital stock of Amerex and all commitments to receive Amerex capital stock, which amounted to 18,230,000 shares.  In connection therewith, the stockholders of Amerex beneficially became the owners of 97.3% of Airguide’s issued and outstanding voting securities. The acquisition of Amerex Companies, Inc. has been treated as a reverse acquisition for accounting purposes and the Company’s financial statements reflect Amerex as the accounting acquirer of Airguide Inc.  Filings with the SEC will reflect the historical financial statements of Amerex Companies, Inc. for periods prior to the acquisition. Therefore, unless otherwise noted, consolidated financial information presented in this document are of Amerex Companies, Inc. for the pre-acquisition period.  Airguide subsequently changed its name to Amerex Group, Inc.

The accompanying consolidated financial statements include the accounts of Airguide, Amerex and its wholly-owned subsidiary, Waste Express, Inc. (“Waste Express’).  All significant intercompany transactions and balances have been eliminated in consolidation, including $97,438 of receivables due from and $209,113 of payables due to Amerex Companies, Inc. as of December 31, 2006 and 2005, respectively.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restated Financial Statements:  The Company has restated its consolidated financial statements as of and for the period ending December 31, 2005 to reflect changes in the accounting and classification of certain obligations to issue equity instruments based in part on comments received from the Division of Corporation Finance of the SEC.  These changes consist of the following: (1) reclassification of warrants issued in connection with our Senior Secured Notes from stockholders’ equity to a liability due to reconsideration of the requirements of EITF Issue No. 00-19 and the liquidating damages provision of the registration rights agreement entered into at the time of the note agreement, resulting in an increase in obligations to issue equity instruments liability and decrease in paid-in capital of $980,834 at December 31, 2005; (2) remeasurement of the obligation to issue common stock to our note payable lender to its estimated fair value at December 31, 2005 in light of the requirements of Statement of Financial Accounting Standards (SFAS) No. 150, EITF Issue No. 00-19 and SFAS 123R, resulting in an increase in our debt discount and decrease to our note payable reported on the balance sheet at December 31, 2005 of $24,374, increase in our amortization of debt discount expense of $24,373, increase in our remeasurement of equity obligations expense of $251,252 and increase in obligations to issue equity instruments liability at December 31, 2005 of $300,000; and (3) reclassification of our obligation to issue common stock warrants to a consultant from stockholders’ equity to a liability due in part to reconsideration of the variability of the number of warrants to issue as of December 31, 2005, resulting in an increase in obligations to issue equity instruments liability and decrease in paid-in capital of $322,318 at December 31, 2005.  See Notes 3, 7 and 12 for more information on the accounting for these items.

The net impact of these changes was to increase current and total liabilities and decrease stockholders’ equity at December 31, 2005 by $1,578,777 and increase net loss for the period ended December 31, 2005 by $275,625 and $275.63 per share.  There was no impact on income tax expense or deferred taxes at December 31, 2005.

Cash and Cash Equivalents, Including Restricted Cash:  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents do not include restricted cash.

Restricted cash on the accompanying balance sheet at December 31, 2005 represents cash held within an escrow account established in accordance with the terms of the Senior Secured Convertible Notes (see Note 3).  These restricted funds were made available to the Company in 2006 upon the satisfaction of certain conditions as defined in the Senior Secured Convertible Notes agreement, and were used in part for asset acquisitions occurring in 2006.  Restricted cash at December 31, 2006 consists of cash maintained as collateral for letters of credit issued by financial institutions on behalf of the Company expected to be released within one year.

The Company maintains certain cash and restricted cash balances at financial institutions in excess of federally insured amounts.  At December 31, 2005, such excess amounts were $609,134 for cash and $3,400,000 for restricted cash. At December 31, 2006, such excess amounts were $-0- for cash and cash equivalents and $712,666 for restricted cash.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable:  Accounts receivable consists of amounts due from customers for services provided.  Accounts receivable are uncollateralized obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The Company establishes an allowance for doubtful accounts based on its best estimate of probable losses in the accounts receivable balance.  At December 31, 2006 the allowance for uncollectible accounts was $32,000. No allowance for doubtful accounts was considered necessary as of December 31, 2005.  The Company generally does not charge interest on delinquent accounts unless a contract specifically indicates otherwise.

The Company accrues for unbilled receivables pertaining primarily to services rendered in connection with a contract it was awarded by the United States Department of Justice, Drug Enforcement Administration (“DEA”) for clandestine drug lab clean ups in ten contract regions covering eleven states (North Texas, Oklahoma, Kansas, Iowa, Missouri, Arkansas, Illinois, Indiana, Ohio, Tennessee and Alabama).This contract is a  requirements contracts, meaning that the customers place orders for the Companies services and supplies as they require them. In these service transactions the Company has realized a time delay in the timing of the services being provided and the actual billing due to the involvement of third party contractors. In these situations all of the Companies accounting policies with respect to revenue recognition have been met at the time of service including the existence of pervasive evidence of an arrangement, the price is fixed and determinable, collection is reasonably assured and the services have been provided. As a result the Company has accrued for this revenue and recorded an unbilled receivable included within accounts receivable on its balance sheet. The Company bills for these services at the time all the appropriate information is received from third party contractors in conformity with DEA billing requirements. This time lag in general, is approximately 45 days from the date of service until billing. Unbilled accounts receivable was $712,223 at December 31, 2006.  There were no unbilled receivables at December 31, 2005.

Property and Equipment:  Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives ranging from 5 years for vehicles, 5 to 8 years for equipment and fixtures, and 10 to 15 years for buildings.  Gain or loss on disposal of such property and equipment is reflected in other income.  Maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

Construction in progress includes facilities and related equipment not yet placed in service and the costs of construction in progress on such facilities.

Assets held for sale are recorded at the lower of cost or estimated fair value less costs to sell and are not depreciated.

The Company accounts for any obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.

Permit Costs:  The cost of the Company’s environmental permit is being amortized on a straight-line basis over its estimated useful life of 10 years.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets:    The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment was recorded …

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, the price is fixed or determinable and collection is reasonably assured.

Income Taxes:  Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred taxes arising from the temporary differences between income for financial reporting and income tax purposes.  Temporary differences giving rise to deferred tax assets and liabilities consist primarily of differences between the financial reporting bases and income tax bases of bank premises and equipment and other assets, the allowance for loan losses, and net operating losses.

Debt Financing Costs and Discounts:  Costs associated with the issuance of debt as well as debt discounts are deferred and amortized over the term of the related debt instrument using the interest method.

Stock-Based Compensation:  The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period.

The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods.  The measurement date for share-based payments is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities.

Prior to September 2005, the Company agreed to issue 12,755,000 shares of the Company’s common stock to three founding employees and 2,450,000 shares to a consultant for work performed in organizing the Company.  Since these individuals were legally entitled to receive the shares at that time as no further performance was required and since the Company was considered to have minimal value at the grant date, no compensation expense was recorded.  In 2006, the Company agreed to issue 375,000 shares of common stock to employees and 1,000,000 shares to nonemployees upon completion of a reverse merger with a public company.  All of these shares were issued during third quarter 2006.  The estimated value of awards at the grant date for employees and at the date of completion of performance for nonemployees is being recorded to expense over the requisite service periods.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued):  The determination of the adequacy of the allowance for doubtful accounts is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  The determination of accruals for environmental remediation costs is based on cost estimates to be incurred that are susceptible to change as more information becomes available.  As a result, it is reasonably possible that the estimated bad debt and environmental expenses may change materially in the near future.  However, the amount of the change that is reasonably possible cannot be estimated.

The estimated useful life of the permit and determination of whether an impairment of the permit has occurred is based on management’s estimate of the cash flows to be derived from the permit, which are based in part on management’s assessment of the Company’s ability to maintain and renew its permit.  It is reasonably possible that an impairment of the permit could occur in the near future. However, the amount of the change that is reasonably possible cannot be estimated.

Exchanges of goods and services without a readily determinable value for share-based payments are based on the estimated values of the Company’s common stock and applicable share-based payment, as determined by the Company, which involves making certain assumptions and subjective judgments.  The estimated fair value of the Company’s common stock used in its valuation of share-based payments was $0.50 per share.  This value was based on negotiated terms with a lender in late 2005 and early 2006, and on a valuation analysis considering the Company’s results as compared to peer companies.  In valuations of stock warrants, the risk-free interest rate assumed was 4.3% in 2005 and ranged from 4.31% to 4.55% in 2006.

New Accounting Pronouncements:    In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB SFAS No. 3,” to change the requirements for the accounting for and reporting of a change in accounting principle.  The provisions of the Statement were effective and adopted as of January 1, 2006.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share:  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.  Weighted average outstanding shares for purposes of the loss per share calculations reflect the one-for-one exchange of Amerex stock for the common stock of Airguide, Inc., the legal acquirer of Amerex on July 5, 2006.  Weighted average shares outstanding as of December 31, 2005 are 1,000.  Weighted average shares outstanding for the year ended December 31, 2006 were 5,838,526 and reflect the effects of the merger with Airguide, Inc. on July 5, 2006 and the issuance of shares during 2006 to employees, consultants and lender.

No outstanding stock obligations or warrants represent dilutive potential common shares for the periods January 1 through December 31, 2006 and from inception (May 2, 2005) through December 31, 2005.  As of December 31, 2005, the Company had outstanding common stock warrants to issue approximately 5,500,000 shares of common stock, and obligations to issue 1,000,000 restricted and 800,000 unrestricted shares of common stock to third parties, in addition to obligations to issue 12,755,000 shares of common stock to employees and 2,450,000 shares of common stock to a consultant.  These obligations to issue common stock were fulfilled in 2006.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the period presented.  In 2006, the Company issued additional warrants to issue 266,667 shares of common stock, committed to issue 984,000 shares of common stock to a lender (see Note 3), and issued 375,000 shares of common stock to employees and 1,000,000 shares of common stock to nonemployees in addition to issuing shares to fulfill obligations to issue common stock made in 2005 as discussed above.

2.  BUSINESS COMBINATION

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

2.  BUSINESS COMBINATION (CONTINUED)

The excess of the fair value of the net assets acquired over the purchase price was allocated among the noncurrent assets based on their estimated fair values.

The purchase agreement provides for contingent consideration to be paid to the prior owner to the extent that quarterly revenues of Waste Express exceed $270,000, with payments equal to 8% of any such excess up to a maximum amount of $235,000 plus 6% interest.  No amount was initially included in the purchase price for this consideration since the outcome of this contingency was uncertain as of December 31, 2005.  During the year ended December 31, 2006, additional consideration had become probable, for which the purchase price has been increased by $250,000 and which has been accrued as a current liability as of December 31, 2006.

Results of operations of Waste Express for the period September 10, 2005 through December 31, 2005 are included in the Company’s financial statements.  The following unaudited pro forma financial information for 2005 presents the combined fiscal results of operations of the Company and Waste Express as if the acquisition of Waste Express had occurred as of the date of the Company’s inception (May 2, 2005).

Revenue	$420,810

Net loss	(88,806)

3.  NOTE PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2006	2005

Note payable to lender due August 2006, bearing interest at 8%, due on demand and collateralized by real estate. The note was paid in March 2006.	$ -	$ 225,000

Line of credit to lender, bearing interest at 12%, due August 2008 and collateralized by accounts receivable.	1,277,811	-

Senior Secured Convertible Notes, bearing interest at 10%, interest payable monthly in arrears with 15 monthly principal payments of 1/60 th of the initial principal balance, beginning on September 1, 2006 with a final balloon payment due November 21, 2007.	7,143,400	6,600,000
	8,421,211	6,825,000

Unamortized debt discount on note payable	-	(161,457))
Unamortized debt discount on line of credit	(307,000)	-
Unamortized debt discount on Senior Secured Convertible Notes	(1,728,979)	(2,469,033)

	6,385,232	4,194,510
Less line of credit, net of debt discount, currently in default and classified as current	970,811	-
Less note payable, net of debt discount, and current maturities of long-term debt	5,414,421	471,543

Long-term debt	$ -	$ 3,722,967

3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

A roll forward of the total amortized debt discount is as follows:

Discount associated with premium on repayments	$ 600,000
Discount associated with warrants and beneficial conversion feature on senior secured convertible notes	1,961,668
Discount associated with warrants on note payable	242,498
Amortization of debt discount	(173,676)

Balance at December 31, 2005	2,630,490

Discount associated with premium on repayments of $800,000 increase in principal of senior secured convertible notes	80,000
Discount associated with increase in premium on repayments according to Notes agreements	119,000
Discount associated with additional warrants and beneficial conversion feature on increase in senior secured convertible notes	261,556
Discount associated with warrants on line of credit	369,000
Amortization of debt discount	(1,424,067)

Balance at December 31, 2006	$2,035,9792

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

The stated principal of the Notes was $6,000,000, which was increased to $6,800,000 on February 23, 2006.  However, the agreement provides for repayment of the principal according to the following premiums and schedule:  102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity.  The effect of the premiums increases the effective interest paid on the amounts borrowed.  The Notes balance at December 31, 2006 and 2005 arestated at the amount due at those dates (112.5% and 110%, respectively, of outstanding principal) with a debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

The Notes are convertible at any time into common stock at a fixed conversion price. The fixed conversion price to convert the debt to equity is set at $0.50 per share, subject to downward adjustment for any subsequent equity transactions at prices less than $0.50 per share.  In connection with the issuance of the Notes, the holders of the Notes were issued five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrants are exercisable on a cashless basis and include certain anti-dilution provisions.  When the Notes were amended to increase the outstanding principal to $6,800,000, the number of warrants issued was increased to 2,266,667.

3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

In accordance with EITF Issue No. 98-5 and No. 00-27, the $6 million proceeds received were allocated to the Notes and warrants based on their estimated fair values, resulting in the recording of a debt discount. The allocated value of the warrants, which was $980,834, resulted in recording of a debt discount and a liability to issue equity instruments.  The additional warrants issued in February 2006 increased this value by $130,778.  The determination of the fair value assumed exercise at the end of 5 years and 17.44% stock price volatility.  Since the Notes possess a beneficial conversion feature, an additional debt discount and increase to additional paid-in capital of $980,834 at November 2005 and $130,778 at February 2006 were recorded based on the intrinsic value of the conversion feature.  Since the shares of the Company’s common stock were not readily convertible to cash at December 31, 2005 or 2006, neither the warrants nor beneficial conversion feature were subject to SFAS 133 derivative accounting.  In accordance with EITF 00-19, SFAS 123R and SFAS 133, the classification and accounting for the warrants and beneficial conversion feature will be reevaluated at each reporting date and the liability for the warrants will be remeasured until the warrants qualify for classification as equity.

A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006.  Subsequent to December 31, 2005, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006.  We recorded the estimated fair value of these shares of $492,000 as a liability and nonoperating expense as of December 31, 2006.  These shares are expected to be issued in 2007.  Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006.  Accordingly, the company has accrued financing penalty fees due to non compliance in the amount of $207,400 for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional fees in the at the rate of approximately $3,400 per day will be required to be accrued for in 2007 until such time the Company has an effective registration statement under the terms of its agreement.

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

Subsequent to December 31, 2005, the Company was in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information. Management obtained a waiver from the holders of the Notes, waiving any covenant violations regarding delivery of financial information through October 30, 2006.  As of December 31, 2006 and subsequently, the Company was again in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information and liens on assets.  In addition, the Company has not made certain scheduled principal payments in 2007.  As such, the Company is in default of its Notes agreement and no waiver has yet been obtained from the lender.

3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

Note Payable

In connection with the issuance of the note payable, the Company agreed to issue certain dollar amounts of restricted and unrestricted shares of common stock based on the timing of debt repayment.  The note payable agreement was modified on November 28, 2005, at which time the Company agreed to issue an additional $225,000 in unrestricted shares of common stock.  The allocated value of these shares was initially recorded as obligations to issue equity instruments and debt discount.  See Note 8.

Credit Facility

On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit secured by the Company’s accounts receivable.  The maximum borrowing on the line of credit is the lesser of $1.5 million or 80% of total accounts receivable outstanding less than 90 days.  The line of credit bears interest at prime plus 4% and matures in August 2008.  The outstanding principal balance at December 31, 2006, which is due to be repaid in 2008, is $1,277,811.

In connection with the line of credit, the Company issued 750,000 warrants to purchase registered shares of the Company’s common stock, exercisable for 5 years at a price of $0.01 per share which was recorded as debt discount and obligations to issue equity instruments.  The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  As such, the Company was in noncompliance with certain of these covenants as of December 31, 2006, and is now in default of its agreement.  The debt has accordingly been reclassified as current at December 31, 2006.

4.  Property and Equipment

Components of property and equipment consist of:

	December 31, 2006	December 31, 2005

Land	$ 746,765	$ 46,226
Buildings	495,682	116,981
Equipment	1,006,793	426,033
Vehicles	1,052,655	60,263
Office furniture and equipment	41,896	53,508
Construction in progress	400,468	422,730
	3,744,259	1,125,741
Accumulated Depreciation	(295,218)	(21,172)
Net Property and Equipment	$3,449,041	$1,104,569

5.  OTHER ASSETS

Other current assets consist of the following at December 31:

	2006	2005

Prepaid expenses	$ 460,905	$ 16,155

Amount held in escrow for payments due to seller of ERS assets	300,000	-

Certificate of deposit maturing August 6, 2007, required by Missouri Department of Environmental Quality	233,003	0

Total other current assets	$693,908	$ 16,155

Other long-term assets consist of the following:
	2006	2005
Permit, net of accumulated amortization of $43,886 and $7,720 respectively	$ 317,760	$ 223,926

Debt financing costs, net of accumulated amortization of $726,678 and $36,033, respectively	736,487	828,768

Deposit held in escrow account as required by state in connection with certain environmental obligations	400,000	-

Other	2,500	185,000

Total other assets	$1,456,747	$1,237,694

Permit represents an intangible asset for the unamortized cost of environmental permits held by the Company.  This permit is amortized over an estimated life of 10 years.  The permit is currently in the process of being renewed for a 10 year period.  Amortization expense was $36,166 and $7,720 for the year ended December 31, 2006 and period from inception (May 2, 2005) through December 31, 2005, respectively.

Capitalized debt financing costs are amortized over the term of the related debt.  Debt financing costs include cash payments of $598,364 and $542,483 for the year ended December 31, 2006 and period from inception (May 2, 2005) through December 31, 2005, respectively, for professional fees and closing costs associated with the Senior Secured Convertible Notes, subsequent amendment and line of credit agreement.  Debt financing costs also include $0 and $200,000 of related debt financing costs accrued but not yet paid as of December 31, 2006 and 2005, respectively, and the estimated value of warrants to purchase approximately 3,500,000 shares of common stock at an exercise price of $0.50 per share with a 5-year term, issued to Capitoline Financial Group, which is owned by a director of the Company.  Amortization expense was $690,645 and $36,033 for the year ended December 31, 2006 and period from inception (May 2, 2005) through December 31, 2005, respectively.

6.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.

On December 11, 2006, a complaint was filed by a former employee and his company, alleging unjust termination and seeking payment of his monthly salary of $10,000 for an additional 23 months and other unquantifiable damages.  Based upon the Company’s initial investigation of the circumstances of the action, management believes that the suit is without merit.  An estimate of the possible loss ranges from $0 to $230,000.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.

At December 31, 2006 and 2005, the estimated fair values of the Company’s Senior Secured Notes and line of credit approximated their carrying amounts.

At December 31, 2005, the estimated fair value and carrying amount of the Company’s note payable were as follows:

	Carrying Value	Fair Value

Note payable	$ 63,543	$ 225,000

The fair values of the Company’s debt instruments were estimated by the Company.  Fair value of the note payable was estimated to be its face value based on the terms of the agreement and its recent issuance.  Fair values of the Senior Secured Convertible Notes and line of credit were estimated considering that the debt was issued or amended relatively recently (i.e. within two to eleven months of the applicable balance sheet date), and the absence of significant changes in interest rates or the Company’s credit risk during that time.  The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

8.  OTHER LIABILITIES

In connection with issuance of a note payable, the Company had agreed, as of December 31, 2005, to issue $400,000 in unrestricted shares and $125,000 in restricted shares of common stock.  This obligation was subsequently settled through an agreement to issue 500,000 shares of common stock to be registered for resale and 400,000 restricted shares and through delivering 252,000 shares of common stock currently trading, valued at $126,000, which had been purchased from the principal shareholder of Airguide prior to the merger in July 2006.  The proceeds from the note payable were allocated between the note and obligation to issue stock based on their estimated fair values with $242,498 assigned to the stock obligation and recorded as a liability.  The liability was converted to equity through the issuance of shares of stock in September 2006.

8.  OTHER LIABILITIES (CONTINUED)

In connection with financing consulting services performed in 2005 (see additional information in Note 13), the Company agreed to issue to a consultant a certain number of warrants based on the number of shares of common stock that may be directly or indirectly issued as a result of the consultant’s involvement.  The initial fair value of the estimated number of warrants to be issued was estimated to be $322,318 and recorded as debt finance costs - other assets and obligations to issue equity securities in 2005.  The liability was remeasured until the warrants were issued in December 2006.

The Company failed to pay certain payroll taxes to the Internal Revenue Service during 2006.  The payroll taxes due at December 31, 2006 amounted to approximately $455,000 and estimated penalties and interest amounted to approximately $130,000.  These amounts have been recorded in accrued expenses at December 31, 2006.  As a result of the failure to pay these taxes, the Internal Revenue Service placed a lien on the Company’s assets.

9.  STOCKHOLDERS’ EQUITY

In connection with certain asset acquisitions, the Company agreed to issue 750,000 shares of restricted stock, valued at $375,000 in the aggregate, to the sellers of the assets, which were recorded as equity at December 31, 2005.  These shares were issued in 2006.

10.  SEGMENT REPORTING

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The Company’s reportable segments consist of Waste Express and Amerex.  Amerex revenues for the year ended December 31, 2006 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes.

Selected financial information for reportable segments for the year ended December 31, 2006 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated
Revenues	$3,585,938	$4,140,160	-	$7,726,099
Operating income (loss)	261,992	(1,895,993)	-	(1,634,001)
Other income (expense)	(1,165)	136,452	-	135,287
Interest expense, penalties
and amortization of debt
costs and debt discount	(343)	(3,683,456)	-	(3,683,799)
Income (loss) from continuing operations	260,484	(5,442,997)	-	(5,182,513)
Income from discontinued operations	-	(35,931)	-	(35,931)
Net income (loss)	260,484	(5,478,928)	-	(5,218,444)
Segment assets	1,826,358	7,911,031	(261,916)	9,475,473
Expenditures for property and equipment	153,955	294,936	-	448,891

10.  SEGMENT REPORTING (CONTINUED)

Selected financial information for reportable segments for the period from inception to December 31, 2005 (restated) is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	$199,729	$ 30,774	$ -	$ 230,503
Operating loss	(35,774)	(332,578)	-	(368,352)
Other income (expense)	122	242,926	-	242,804
Interest expense, and
amortization of debt costs
and debt discount	(408)	(292,380)	-	(292,788)
Net loss	(36,060)	(867,884)	-	(903,944))
Segment assets	596,894	6,637,467	(505,394)	6,728,967
Expenditures for
property and equipment	26,780	266,459	-	293,239

11.  INCOME TAXES

The Company had no income tax expense for the year ended December 31, 2006 and period from inception (May 2, 2005) through December 31, 2005.

Significant components of the net deferred tax asset are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Estimated net operating loss carryforwards	$1,620,081	$ 155,799
Allowance for bad debts	8,558	-
Start-up costs deferred for tax purposes	27,468	29,478
Gross deferred tax assets	1,656,107	185,277
Valuation allowance	(1,583,486)	(126,973)
	73,878	58,304
Deferred tax liabilities -
Property and equipment	(38,529)	(18,876)
Intangible assets	(35,349)	(39,428)
Gross deferred tax liabilities	(73,878)	(58,304)

Net deferred tax asset	$ -	$ -

The valuation allowance serves to reduce net deferred tax assets to an amount that will more likely than not be realized.

Net operating losses generated in 2005 of $427,671 and estimated for the year ended December 31, 2006 of $4,164,734will expire in 2025 and 2026, respectively.

11.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes at the federal statutory rate to income tax expense for the year ended December 31, 2006 and period from inception (May 2, 2005) through December 31, 2005 is as follows:

	2006	2005
		(restated)
Income tax benefit at statutory rate	$ 1,826,455	$ 316,380
Debt discount amortization and remeasurement of equity obligations	(508,874)	(155,815)
Penalties	(50,570)	-
Meals and entertainment	(14,019)	(503)
State income taxes	203,521	25,564
Other	-	(17,718)
Impact of acquisition on valuation allowance	-	(40,935)
Increase in valuation allowance	(1,456,513)	(126,973)

	$ -	$ -

12.  CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the period from inception (May 2, 2005) through December 31, 2005, and the year ended December 31, 2006, the Company had revenue from five and four customers comprising approximately 43% and 61% of total revenues, respectively.  At December 31, 2005 and December 31, 2006, accounts receivable from six and four customers comprised approximately 49% and 69% of total accounts receivable, respectively.

13.  RELATED PARTY TRANSACTIONS

During the period from inception (May 2, 2005) through December 31, 2005, the Company incurred and recorded consulting fees related to debt financings of $325,000 plus expenses, and agreed to issue warrants to purchase shares of common stock at an exercise price of $0.50 per share initially valued at $322,318, to a company for which the principal of that company also serves on the Company’s board of directors.  The number of warrants to issue was based on 10% of the number of shares, warrants and conversion shares that may be directly or indirectly issued upon the completion of transactions the consulting company helped arrange, and amounted to 3,959,400 warrants. The warrants were issued in December 2006. The consulting company agreed to give half of these warrants to the president of the Company as compensation for work performed by the president to the Company in 2006.  In accordance with SEC Staff Accounting Bulletin Topic 5T, the Company has recorded additional compensation expense based on the estimated fair value of these warrants at the grant date. In 2005, the Company also agreed to issue 2,450,000 shares of common stock to a trust of which this same board director is the beneficiary, as compensation for consultation assistance provided to the Company in connection with the Company’s formation and start-up.  No expenses were recorded in connection with this agreement, since the estimated fair value of the Company’s stock at the time the services were provided was minimal.

13.  RELATED PARTY TRANSACTIONS (CONTINUED)

The initial estimated value of the warrants was recorded as capitalized debt financing costs, which is being amortized over the term of the related debt. The obligation to issue warrants was recorded as a liability at December 31, 2005, based on the guidance in SFAS 123R, SFAS 150 and EITF 00-19 and considering that the number of warrants to issue was not determined and related consulting services were not completed as of December 31, 2005.  This obligation will be transferred from a liability to stockholders’ equity when the warrants are issued in fourth quarter 2006.

During the year ended December 31, 2006, the Company recorded an additional $558,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $6,000 in rent and $15,000 in other consulting fees.  During the year ending December 31, 2006, the Company paid consulting fees of $43,000 to a board member of the Company. The Company incurred expenses of $30,664 for miscellaneous goods and services provided by a company partially owned by a director of the Company.

In August 2006, the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the year ended December 31, 2006, the Company incurred expenses of $25,000 under this lease. This lease was terminated in March 2007.

14.  SIGNIFICANT ASSET ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070.  Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability.  The total cost to remediate the asbestos is now estimated to be $923,000 at December 31, 2006.  As part of the asset purchase agreement, the Company assumed all obligations for removing the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller.  If the asbestos obligations have not been settled within the required period, the seller may draw upon the letter of credit for any costs incurred by the seller to complete the asbestos removal and any damages permitted to be recovered under the agreement.  The Company placed approximately $800,000 in a separate bank account as collateral to the bank issuing the letter of credit.  The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062.  As a result of sales, this amount has been reduced to $363,948, which is presented as assets held for sale at December 31, 2006 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they are classified as a discontinued operation. The Company expects to sell most or all of these remaining assets during 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”. The Company intends to convert the property to be retained into a licensed waste management facility.

On April 27, 2006, the Company acquired trucks, vehicles and certain equipment from Environmental Remediation Specialists, Inc. (ERS) for $1,200,000 plus related costs of $5,645.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

Waste Express, Inc.

We have audited the accompanying balance sheet of Waste Express, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the period from January 1, 2005 through September 9, 2005 and the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Express, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the period from January 1, 2005 through September 9, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ SARTAIN FISCHBEIN & CO.

Tulsa, Oklahoma

June 23, 2006

WASTE EXPRESS, INC.

BALANCE SHEET

December 31,
2004

ASSETS

Current Assets:
Cash	$ 4,861
Accounts receivable:
Trade, no allowance for doubtful accounts	73,210
Other current assets	1,338

Total Current Assets	79,409

Property and Equipment, at cost:
Land	48,283
Trucks and vehicles	42,304
Buildings and improvements	197,404
Office equipment and fixtures	138,254
Shop equipment	110,519

536,764

Less accumulated depreciation	301,086

Net Property and Equipment	235,678

Intangible Asset, net	143,865

Other Assets	8,201

$ 467,153

The accompanying notes are an integral part of the financial statements.

WASTE EXPRESS, INC.

BALANCE SHEET

December 31,
2004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 25,809
Note payable to stockholder	74,020
Accounts payable	120,090
Other	68,813

Total Current Liabilities	288,732

Long-Term Debt	16,544

Total Liabilities	305,276

Stockholders' Equity:
Common stock - $1 par value; 2,000 shares authorized,
issued and outstanding	2,000
Additional paid in capital	1,912,685
Accumulated deficit	(1,752,808)

Total Stockholders' Equity	161,877

$ 467,153

The accompanying notes are an integral part of the financial statements.

WASTE EXPRESS, INC.

STATEMENTS OF OPERATIONS

Period from
January 1 to	Year Ended
September 9,	December 31
2005	2004

Operating Revenue	$442,168	$ 748,670

Operating Expenses:
Cost of services provided	297,016	530,969
General and administrative	169,752	381,496
Amortization	17,070	24,679
Depreciation	6,989	18,567

Total Operating Expense	490,827	955,711

Operating Loss	(48,659)	(207,041)

Other Income (Expense):
Other income	9,199	-
Interest expense	(8,228)	(13,815)

Total Other Income (Expense)	971	(13,815)

Net Loss	$ (47,688)	$(220,856)

Loss per Share	$(23.84)	$(110.43)

The accompanying notes are an integral part of the financial statements.

WASTE EXPRESS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common	Paid In	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2003	$ 2,000	$ 1,912,685	$(1,531,952)	$382,733

Net loss	-	-	(220,856)	(220,856)

Balance, December 31, 2004	2,000	1,912,685	(1,752,808)	161,877

Contribution of stockholder note	-	72,120	-	72,120

Net loss	-	-	(47,688)	(47,688)

Balance, September 9, 2005	$ 2,000	$1,984,805	$(1,800,496)	$186,309

The accompanying notes are an integral part of the financial statements.

WASTE EXPRESS, INC.

STATEMENTS OF CASH FLOWS

January 1 to	Year Ended
September 9,	December 31
2005	2004

Cash Flows From Operating Activities:
Net loss	$(47,688)	$(220,856)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	24,059	18,567
Gain on disposal of property and

equipment	(9,199)	-
(Increase) Decrease in accounts
receivable trade	(3,557)	50,033
(Increase) Decrease in other
current assets	1,338	426
(Increase) Decrease in other assets	2,393	17,818
(Decrease) Increase in accounts
Payable	(20,924)	64,588
(Decrease) Increase in other
current liabilities	55,893	59,751

Net Cash Provided by (Used in)
Operating Activities	2,315	(9,673)

Cash Flows From Financing Activities:
Proceeds from long term debt borrowings	-	20,000
Net advance from parent	-	-
Principal payments on long-term debt	(6,648)	(14,715)

Net Cash Provided by (Used in)
Financing Activities	(6,648)	5,285

Net Decrease in Cash	(4,333)	(4,388)

Cash, beginning of period	4,861	9,249

Cash, end of period	$ 528	$ 4,861

OTHER DISCLOSURES

Interest paid	$ 8,228	$ 8,636

The accompanying notes are an integral part of the financial statements.

WASTE EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

PERIOD FROM JANUARY 1, 2005 THROUGH SEPTEMBER 9, 2005 AND YEAR ENDED DECEMBER 31, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  Waste Express, Inc. (the "Company") provides waste transportation, storage and disposal services to private companies, government agencies and municipalities in the south central United States.  On September 9, 2005, Amerex Companies, Inc. (“Amerex”) acquired all of the outstanding common stock of the Company.  See Note 2 for discussion of the purchase.

Cash and Cash Equivalents:  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:  Accounts receivable consists of amounts due from customers for services provided.  Accounts receivable are uncollateralized obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The Company establishes an allowance for doubtful accounts based on its best estimate of probable losses in accounts receivable.  No allowance for doubtful accounts was considered necessary as of September 9, 2005 and December 31, 2004.  The Company generally does not charge interest on delinquent accounts unless a contract specifically indicates otherwise.

Property and Equipment:  Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives.  Prior to September 10, 2005, the Company’s estimated useful lives were 5 years for automobiles, 5 to 7 years for equipment and fixtures, and 15 to 39 years for buildings and improvements.  Upon acquisition of the Company by Amerex, the Company reassessed the estimated useful lives of its property and equipment, resulting in lives of 5 years for automobiles, 5 to 7 years for equipment and fixtures, and 10 to 15 years for buildings and improvements.  Gain or loss on disposal of property and equipment is reflected in other income.  Maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

Impairment of Long-Lived Assets:    The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:  Prior to September 10, 2005, the Company elected S Corporation status under the Internal Revenue Code.  As such, the shareholder was taxed on his proportionate share of the Company's taxable income, and no income tax provision or liability has been included in the Company’s financial statements prior to September 10, 2005.  Beginning September 10, 2005, the Company’s operations will be included in Amerex’s consolidated income tax return.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, the price is fixed or determinable, and collection is reasonably assured.

Segment Reporting:    The Company’s operations are treated as one operating segment since profit and loss reports to the chief operating decision maker are aggregated.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The determination of the adequacy of the allowance for bad debts is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In addition, the determination of accruals for environmental costs is based on cost estimates to be incurred that are susceptible to change as more information becomes available.  As a result, it is reasonably possible that estimated bad debt and environmental expenses may change materially in the near future.  However, the amount of the change that is reasonably possible cannot be estimated.  The estimated useful life of the permit and determination of whether an impairment of the permit has occurred is based on management’s estimate of the cash flows to be derived from the permit, which are based in part on management’s assessment of the Company’s ability to maintain and renew its permit.

New Accounting Pronouncements:    In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3,” to change the requirements for the accounting for and reporting of a change in accounting principle.  The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.  This new standard could have a material impact on the Company’s results of operations, financial position or cash flows if an accounting change occurs.

2.  PURCHASE TRANSACTION

On September 9, 2005, all of the Company’s outstanding common stock was purchased by Amerex.  Components of the purchase price were as follows:

Cash paid	$296,281
Acquisition costs	63,073

Purchase price	$359,354

The following represents the allocation of the purchase price as of September 10, 2005 based on the estimated fair values of the assets acquired and liabilities assumed by Amerex:

Property and equipment	$215,658
Intangible asset: environmental permit	231,646
Receivables	76,764
Other current assets	5,887
Total assets	529,955

Accounts payable	30,168
Accrued liabilities	125,439
Debt assumed	14,994

Total liabilities	170,601

Purchase price	$359,354

The excess of the fair value of the net assets acquired over the purchase price was allocated among the property, equipment and intangible asset based on their estimated fair values.

According to the terms of the purchase agreement, additional contingent consideration will be paid to the extent the Company generates quarterly revenues in excess of $270,000 with payments equal to 8% of any such excess up to a maximum of $235,000 plus 6% interest.

3.  RELATED PARTY TRANSACTIONS

Related parties consist of stockholders.  Accounts payable to Amerex at September 9, 2005 was approximately $146,000.  There were no accounts payable to the former stockholder at December 31, 2004.

At December 31, 2004, the Company had a $74,020 note payable to its stockholder.  This note was forgiven and effectively contributed as capital to the Company in connection with the purchase of the Company by Amerex

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

In November 2005, Amerex issued $6 million in senior secured notes, whereby the holders of the notes obtained a security interest in all of the assets of Amerex and the Company.  As part of this note agreement, the Company is subject to certain nonfinancial covenants, including restrictions on indebtedness and asset sales.

4.  LONG-TERM DEBT

Notes payable and long-term debt at December 31, 2004 consists of the following:

Borrowings under a $20,000 line of credit with a bank due October 2005, bearing interest at prime (5.25% at December 31, 2004) and collateralized by the assets of the company.	$ 20,000

Note payable to bank due June 2008 with monthly payments of $618, including interest at 7.49%, and collateralized by transportation equipment.	22,353

Note payable with former stockholder bearing interest at 7%, unsecured and due on demand.	74,020

116,373

Less current maturities	99,829

$ 16,544

5.  INTANGIBLE ASSET

Intangible asset as of December 31, 2004 consists of the following:

Permit, net of amortization of $226,135 at December 31, 2004	$143,865

Permit represents an intangible asset for the unamortized cost of environmental permits held by the Company.  Prior to September 10, 2005, this permit was amortized over an estimated useful life of 15 years.  Upon acquisition of the Company by Amerex, the Company reassessed the useful life of the permit, assigning a remaining useful life of 10 years as of September 10, 2005.

The permit is currently in the process of being renewed for a 10 year period.  Amortization expense was $17,070 and $24,679 for the period January 1, 2005 to September 9, 2005 and the year ended December 31, 2004, respectively.

6.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The carrying amounts of the Company’s debt at December 31, 2004 approximated their fair values based on their terms and maturities.

8.  CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the period from January 1, 2005 through September 9, 2005, the Company had revenues from three customers comprising approximately 72% of total revenues.  At December 31, 2004, accounts receivable from four customers comprised approximately 43% of total accounts receivable.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with accountants. Following the acquisition of the stock of Amerex Companies, Inc. the Company engaged Sartain Fischbein and Co. of Tulsa, OK. Sartain Fischbein and Co. had been the independent auditor for Amerex Companies, Inc. prior to our acquisition of Amerex. Sartain performed audits of Amerex’s subsidiary for the year ended December 31, 2005 and audited Amerex Companies, Inc. from inception December 31, 2005, which were completed prior to the acquisition of Amerex by the Company. In the Spring of 2006, Michael Cronin was engaged as the new principal independent accountant, commencing with the audit for the years ended June 30, 2006 and 2005. The appointment of Michael Cronin was recommended and approved by the Registrant’s Board of Directors. During the Registrant’s two most recent fiscal years, the Registrant did not consult with Michael Cronin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements, and neither writer report nor oral advice was provided to the Registrant by Michael Cronin that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-K and the related Instructions to Item 304 of Regulation S-K.  Company previously used as its accountant Cayer, Prescott, Cluen & Chatellier, LLP, of Providence Rhode Island. Company’s change from Cayer, Prescott, Cluen & Chatellier, LLP to Michael Cronin was not based on any disagreement.

Item 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company officers and directors. Based upon that evaluation disclosure controls and procedures are deemed adequate as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 8B.

OTHER INFORMATION

Subsequent Events:

In May of 2007 we began improvement of the land purchased adjacent to our Kansas City, MO facility to accommodate the construction of our first industrial waste water treatment plant. We expect to begin construction of the second water plant in Tulsa, OK in June of 2007. Both facilities are anticipated to become operational in Q3 of 2007.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our officers and director as of the date of the filing of this report:

Name	Age	Year Became An Executive Officer or Director	Positions

Nick Malino	57	2006	Director and CEO
Ron Brewer	55	2006	Director and Chief Operating Officer (through December 1, 2006)
Brad Morris	44	2006	Controller
Richard Coody	53	2006	Director
Robert Roever	49	2006	Director
John Smith	57	2006	Director
Marwaan Karame	36	2006	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests. None of our directors received any additional compensation for his or her services as a director.  The following brief biographies contain information about our directors and our executive officers. The information includes each person’s principal occupation and business experience for at least the past five years. This information has been furnished to us by the individuals named. There are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

Nick Malino – Director and Chief Executive Officer.  Nick Malino became a member of our board of directors and our Chief Executive Officer on July 5, 2006 in connection with our acquisition of Amerex.  He has been a member of the board of directors of Amerex and its Chief Executive Officer since September 2005.  Since July 2001 he has been the Managing Director of

Tango Equity, Inc., a New York City based financial advisory firm.  From November 1998 until November 2000, he was COO and CFO of Streamedia Communications, Inc., a New York City based Internet based media and media services firm .     From October 1992 to November 1998 he held the positions of president and CEO of ATC Group Services, Inc., a $160 million environmental engineering services company based in New York City. During Mr. Malino’s tenure at ATC, the company grew from $9 million in revenues and eight offices to $160 million in revenues and 73 offices, and led the environmental engineering and consulting sector in operating income for 12 consecutive quarters, with stockholder return exceeding 150% CAGR. From November 1981 to November 1992, he held the position of General Manager in the Laboratory Sciences division of MetPath, Inc., a subsidiary of Corning Inc., based in Teterboro, New Jersey and engaged in the business of providing clinical laboratory procedures for health care practitioners.  At MetPath, Mr. Malino was primarily involved in mergers and acquisitions.

Mr. Malino has raised over $250 million in various debt and equity offerings and has been directly involved in mergers and acquisitions both on the buy and sell side of public and private companies with total revenues of over half a billion dollars. He also has experience in management buyouts, leverage buyouts, initial public offerings, and public and private placements of debt and equity. Mr. Malino received a Master’s Degree in Biology in 1976 and an MBA in Finance in1981, both from the University of Bridgeport.

Brad Morris - Controller.     Brad Morris became our controller on August 14, 2006. From September 2004 to August 2006, Mr. Morris was a senior accountant for Vanguard Car Rental USA, a commercial and consumer car rental company under the National and Alamo brands, where he handled general ledger responsibilities and all self insurance plans. From September, 2003 to September 2004, he worked for the state income tax group of the Williams Companies, a national producer and transporter of natural gas, where he also worked on compliance issues. In 2002, Mr. Morris was employed as controller for American Digital Systems of Tulsa, Oklahoma, a sales, distribution and installation services company for consumer satellite television networks. Mr. Morris had a broad range of responsibilities at American Digital Systems, including day-to-day management of a staff of accountants responsible for the payroll, accounts receivable, accounts payable and general ledger functions, maintenance and control of the job costing system, and playing an active role in management of business affairs and developing and tracking budgets for multiple branch locations.  From 1994 to 2002, Mr. Morris was the controller for Omni Air International, an $80 million aerospace company based in Tulsa, Oklahoma.  Brad’s duties at Omni Air International included day-to-day management of a staff of accountants responsible for the routine payroll, accounts payable, accounts receivable, and general ledger functions. In addition, he was extensively involved with Omni Air’s transportation activities with the Department of Defense, and for ensuring that Omni Air was in compliance with all Department of Defense regulations in regard to financial matters, including all billing and reporting functions. On an annual basis Omni Air participated in the Department of Defense’s rate setting process. Mr. Morris has earned a M.S. and a B.S. in Accounting from Oklahoma State University in Stillwater, Oklahoma.

Richard Coody - Director .  Richard Coody became a member of our board of directors on July 5, 2006 in connection with our acquisition of Amerex.  He has been a member of the board of directors of Amerex and its President since September 2005.  Since 1980, Mr. Coody has served in management, as an executive officer and /or owner of technology driven companies within either the environmental or oil and gas industries. Mr. Coody’s technology experience began at Schlumberger, Ltd. , headquartered in New York City, that operated as an oilfield services company in the United States and abroad.      He served there from 1980 to 1993 as manufacturing manager of a manufacturing facility that produced all types of pressure pumping well service equipment. He was also responsible for forecasting production, planning manufacturing layout and flow controlling shop floor capacity and priorities, and meeting all company and industry safety standards.

Mr. Coody worked in China in 1986 on an extensive oil and gas well project between Schlumberger, Ltd. and the China Ministry of Petroleum Corporation (CMPC), a government owned company engaged in the business of well service high pressure pumping for oil and gas wells, that included conducting training sessions in design, assembly procedures, and in-plant manufacturing, as well as in-field training at rig and well site locations.

In 2002, Mr. Coody acquired Universal Wireline Equipment, a company founded in 1986 and engaged in the business of manufacturing well service logging equipment, including open-hole and cased-hole trucks and skids, and all types of slick line equipment. Located in Tulsa, Oklahoma, Universal Wireline Equipment Products, has been positioned to manufacture specialized and custom instruments and machinery for the oil production industry, such as small nitrogen injectors to push nitrogen into oil well fields to enhance recovery, and other standard oil field equipment and machinery that requires retrofitting or customization.

From 2000 to 2002, Mr. Coody held the positions of Vice President of Manufacturing and general manager at Cooper Rig Management Corporation, a company located in Houston, Texas and engaged in the business of manufacturing mobile drilling rigs, work-over rigs, wire line logging equipment, and hot oil equipment.

From 1999 to 2000, Mr. Coody held the position of Vice President at Serva Group, Inc. , consisting of five companies engaged in the business of the manufacture, design, distribution and sale of well service pressure pumping equipment, down-hole tools, and industrial clutches, with the main manufacturing plant located in China, and sales and engineering conducted in Wichita Falls, Texas. Mr. Coody’s responsibilities involved the development of a strategic marketing plan for Serva Group.

In 1993, Mr. Coody co-founded Tulsa Equipment Manufacturing, Inc. , located in Tulsa, Oklahoma and engaged in the business of manufacturing well service high pressure pumping equipment .     Serving as its Vice President of Manufacturing from 1993 to 1998, he was responsible for the design and management of the manufacturing of pressure pumping well service equipment. At Tulsa Equipment Manufacturing, Mr. Coody developed an operating manufacturing plant under ISO standards, which exceeded ISO quality standards and created an international market presence for Tulsa Equipment Manufacturing, with Dowell Schlumberger and BJ Services, Inc. as its main customers. Mr. Coody sold his interest in Tulsa Equipment Manufacturing to Varco ,  Inc. in 1998. Mr. Coody attended Tulsa Community College for mechanical engineering and Schlumberger School for petroleum engineering.]  See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Robert Roever – Director .  Robert Roever was made a member of the board of directors of the company in July 5 2006. Mr. Roever has spent the last ten years in investment banking and finance in New York City.  Currently as President of Capitoline Advisors, Inc.(2003-Present), and investment banking firm headquartered in New York City that specializes in consulting small to mid cap public companies in all facets of business development including strategic financing alternatives, mergers and acquisitions , developing business plans , consult on corporate finance and investment banking. Additionally, Mr. Roever has served as an independent contractor for Dodge Clark since June, 2006 – present. Prior to Capitoline advisors, (June 2002 to present) he operated Madison Equity, Inc., a  entity which he wholly-owned and which operating in the investment banking business and was headquartered in New York City, and was an independent contractor to Gunn Allen financial services in 2004 and 2005 and for Spencer Clark during 2003. He served as a Senior Vice President and Managing Director at multiple Broker Dealers with highlights at Invest Private (2001-2002) running the Private Equity Group and a Senior Vice President at Prime Charter (1999-2001) a boutique New York brokerage company. Mr. Roever has provided strategic advisory and financial service for companies in the apparel, energy, specialty construction, real estate and technology industries. Mr. Roever brings an expertise in strategic planning, product design and development, management with an emphasis on business development

John Smith, Esq. – Director.   John Smith has been a member of our board of directors since July, 5 2006. John has an extensive background in both law and management. Since 2000, Mr. Smith has served as General Counsel of the South Dakota Public Utilities Commission. From 1998 to 2000 , he served as General Counsel for Streamedia Communications, Inc. a publicly-traded NASDAQ company based in New York City, which provided B2B Internet-based content delivery and management systems. From 1989 to 1998, he was General Counsel and head of the M&A due diligence team for ATC Group Services, a $160 million publicly-traded (NASDAQ:NMS) environmental engineering and consulting firms based in New York City. ATC had 73 offices and 2,000 employees. He has represented these public corporations in numerous successful acquisition transactions. John also had a successful tenure as an operations manager, having maintained consistent profitability in the operations under his control. In addition to his business experience, John served as Department Secretary of the South Dakota Department of Environment and Natural Resources and his legal experience includes environmental, utility, natural resources, business, transaction, employment and contract law. Mr. Smith has earned a B.A. degree from Columbia University in New York City and a Juris Doctorate from the University of South Dakota in Vermilloin, South Dakota.

Marwaan Karame – Director.    Marwaan Karame has been a member of our board of directors since July 5, 2006.   Since November 2001, Marwaan Karame has consulted businesses for IDG Capital, Inc., an entity wholly-owned by him, in the areas of mergers and acquisitions and value based management. IDG Capital Group is a corporate finance advisory firm that assists companies in maximizing the long term wealth of shareholders and the value of their business through the related services of value based management consulting, middle market mergers and acquisitions, and venture catalyst consulting. From 2000 to 2001, Mr. Karame worked in investment banking for Donaldson, Lufkin & Jenrette (DLJ)/Credit Suisse First Boston (CSFB) advising companies in the areas of mergers and acquisitions, private placement, debt financing, and IPOs. From 1997 to 2000, he worked for Stern Stewart & Co., leading Fortune 500 companies to adopt a corporate governance system that aligned the interests of management with owners to create sustainable gains to shareholder wealth. From 1996 to 1997, Mr. Karame managed Ivey Business Consulting Group, a boutique business-consulting firm that served small to middle market companies. Mr. Karame has an MBA (1997) in Finance from the Richard Ivey School of Business, and a BS in Mathematics and Economics from St. Lawrence University.

Board Composition and Compensation

Our board of directors presently consists of six members: two of our executive officers, Nick Malino our CEO and Ron Brewer our former COO; two affiliated individuals, Rick Coody and Robert Roever, who own approximately 17.67%, 23.70%, 34.65% and 20.59%, respectively, of the currently outstanding shares of our common stock, and two independent unaffiliated directors, John Smith, Esq., and Marwaan Karame, who owns approximately 2.13% of the currently outstanding shares of our common stock. We are currently paying our independent directors $1,000 plus expenses for each board meeting personally attended and $250 for each Board Meeting attended via telephone or Internet connection.  We currently do not offer compensation to our other board members for serving in such capacity, but anticipate compensating our all of our directors commencing July 2006 with some form of equity.  Such compensation, however, has yet to be determined.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

The Board of Directors has standing Audit and Compensation Committees.

The Audit Committee reviews with our independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee consists of two independent directors. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and will review and make recommendations with regard to any employee stock option plans that may be considered.  Our Board of Directors intends to adopt an employee stock option plan before the end of 2007, subject to stockholder approval.  However, we have not yet identified a suitable plan, assessed the financial impact of any plan, or had any plan reviewed by the independent members of our board.

The Board of Directors appoints other committees as needed.

Code of Ethics

We are in the process of adopting a formal Code of Ethics at this time.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers  for all services rendered in all capacities to us through and including the date of this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards, Including Warrants	Non-Equity Incentive Compensation	All Other Compensation (a)	Total
Nicholas J. Malino, Chief Executive Officer (1)	2006 2005	$180,000 30,000	$0 0	$121,000 1,400	$0 0	$0 0	$301,000 31,400
Ron Brewer, Chief Operating Officer (2)	2006 2005	110,000 20,000	0 0	0 3,400	0 0	0 0	110,000 23,400
Craig McMahon, V.P. of Operations (3)	2006 2005	132,000 25,000	0 0	0 0	0 0	0 0	130,500 25,000

There were no stock option awards or nonqualified deferred compensation earnings during the periods and the company has no pension plan.  Therefore, these columns are not applicable and have been omitted from the above table.

(a) There were no perquisites or other personal benefits provided to these employees that exceeded $10,000 in the aggregate, and there were no company contributions to any defined contribution plans, life insurance premiums paid by the company for the benefit of the employee or other compensation.

(1)  Mr. Malino receives an annual salary of $180,000. See “Employee Agreements”.  In August 2005, Mr. Malino received a stock award whereby he would receive 1,850,000 shares of common stock of Amerex, which were issued in 2006.  Vesting occurred immediately.  The fair value of the Company’s stock at the time of the award was minimal, since operations had not commenced and assets owned at that time were insignificant.  In 2006, Mr. Malino received, from a related party, warrants to purchase 1,979,700 shares of the Company’s common stock for $0.50 per share with a five-year term.  The warrants were valued at $121,000 using a Black-Scholes model.

(2)  Mr. Brewer voluntarily resigned from the company on December 1, 2006.  See Form 8-K filed December 4, 2006.  In August 2005, Mr. Brewer received a stock award whereby he would receive 4,450,000 shares of common stock of Amerex, which were issued in 2006.  Vesting occurred immediately.  The fair value of the Company’s stock at the time of the award was minimal, since operations had not commenced and assets owned at that time were insignificant.

(3)  Mr. McMahon receives an annual salary of $132,000. See “Employment Agreements.”  In January 2006, Mr. McMahon received a stock award whereby he would receive 160,000 shares of common stock of Amerex, which were subsequently issued in 2006.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of November 10, 2006, based on 18,773,594 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and executive officers, and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)(3)	Amount of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)

CAMOFI Master LDC 350 Madison Avenue New York, NY 10017	17,600,667(4)	48.4%
Nicholas J. Malino(5)	3,631,213(6)	17.67%
Richard Coody(7)	6,505,000	34.65%
Ron Brewer(8)	4,450,000	23.70%
Brad Morris(9)	-0-	0%
Robert Roever(7)	4,231,213(10)	20.59%
John Smith(7)	-0-	0%
Marwaan Karame(7)	400,000(11)	2.13%
All officers and directors as a group (7) persons)	15,655,000	98.74%

(1)

Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403(b) of Regulation S-B of the Securities Exchange Act of 1934.

(2)

Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him.

(3)

All addresses are c/o AMEREX Companies, Inc., 1105 N. Peoria, Tulsa, Oklahoma, 74106 , unless otherwise indicated.

(4)

Represents 13,600,000 shares of common stock issuable upon conversion of a 10% senior convertible note due November 21, 2007 and 4,000,667 shares of common stock issuable upon the exercise of warrants at an exercise price of $0.01 per share, all of which shares are being registered for resale pursuant to the registration statement of which this prospectus is a part.

(5)

Nicholas J. Malino is our Chief Executive Officer and a member of our board of directors.

(6)

Includes 1,781,213 shares issuable upon exercise of a warrant issued to Mr. Malino.  All of our securities owned by Mr. Malino are subject to a one-year lock-up commencing on the effectiveness of this registration statement of which this prospectus is a part.

(7)

A member of our board of directors.

(8)

Ron Brewer was  our Chief Operating Officer and a member of our board of directors.

(9)

Brad Morris is our Controller.

(10)

Represents 2,450,000 shares issued to First Equity Trust, a trust for the benefit of Mr. Roever, and 1,781,213 shares issuable upon exercise of a warrant issued to Capitoline Advisory Group, Inc., an entity wholly-owned by Mr. Roever.  All of our securities owned directly or indirectly by Mr. Roever are subject to a one-year lock-up commencing on the effectiveness of this registration statement of which this prospectus is a part.

(11)

Represents shares issued to IDG Capital Group, Inc., an entity wholly-owned by Marwaan Karame, a member of our board of directors.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as set forth below, no transactions have occurred since the beginning of our last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of our securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

On April 26, 2005 we entered into an agreement with Capitoline Advisory Group, Inc. to provide consulting services for capital raising for our business operations, pursuant to which we agreed to pay 10% of any funding actually closed with any capital providers referred to us by Capitoline Advisory Group, Inc. and related fees and expenses. We paid Capitoline $45,000 on September 1, 2005 in connection with the Hypothecators Note and $30,000 on September 19, 2005 in connection with the PTF Note.  These two payments above were made to Madison Equity, a d/b/a of Capitoline. We paid Capitoline $2,635 on October 7, 2005 for expenses and $250,000 for fees, $4,447 for expenses on November 29, 2005. During the nine months ended September 2006 the Company paid approximately $165,000 for fees and has remaining amounts in accounts payable and accrued expenses of approximately $306,000 for Capitoline. We also paid Capitoline $10,313 in expenses on April 10, 2006 and $15,000 in fees on May 17, 2006 for other consulting services.  Robert Roever, a member of our board of directors, is the sole principal of Capitoline Advisory Group, Inc

On December 1, 2005, we entered into a consulting agreement with Southbridge Business Resources, Inc. for services related to the acquisition of the real property and assets of EOC. On September 1, 2005 and September 16, 2005 we paid $22,500 and $15,000, respectively for fees and services under the agreement. Mr. Brewer, a member of our board of directors and our Chief Operating Officer, is the sole owner of Southbridge Business Resources.

On October 1, 2005 we entered into a consulting agreement with Richard Coody to render services to us as production process manager.  The agreement has a one-year tem, and continues on a month-to-month basis thereafter unless sooner terminated by us or Mr. Coody upon 30 days’ prior notice.  Mr. Coody’s compensation under this agreement is $5,000 per month, with a performance incentive payment agreement to be determined and agreed upon by us and Mr. Coody.  Mr. Coody is a member of our board of directors.

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

On December 2, 2005 we issued a purchase order to Universal Wireline, Inc. for $60,000 for an oil water separator for our future use, which was paid for in advance and is currently being stored at Universal Wireline’s warehouse. On October 4, 2005 we issued a purchase order to Universal Wireline for $20,000 for equipment and machinery for our future use, which was paid for in advance and is currently being stored at Universal Wireline’s warehouse. Richard Coody, one of our directors, owns 33.3% of Universal Wireline.

During the year ending December 31, 2006, the Company also paid consulting fees of $43,000 to a board member of the Company. The Company also incurred expenses of $30,664.37 for miscellaneous goods and services provided by a company partially owned by a Director of the Company

In August of 2006 we entered into a month to month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane which we are using in the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. Richard Coody, one of our directors, is an owner of Tulsa Equipment Sales, Inc. During the year ending December 31, 2006 the Company incurred expenses of $25,000 under this lease. This lease was terminated in March of 2007

ITEM 13.

EXHIBITS

(a) Financial Statements: included in Item 7 above.

(b) Exhibits

EXHIBIT

DESCRIPTION

STATUS

2.1	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.2	Agreement and Plan of Merger between CDX.com Merger, Inc., Airguide, Inc., and CDX.com (OK), filed and effective July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
2.3	Stock Purchase Agreement between United Assurance And Airguide, Inc. dated August 1, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.1	CDX.com, Inc.(CO) Restated Articles of Incorporation filed July 28, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.2	Airguide Articles of Incorporation, filed July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.
3.3	Airguide, Inc. Bylaws, effective July 26, 2005	Filed with Company’s Report on Form 10QSB dated September 30, 2004, and incorporated by reference herein.

31.1	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Sartain Fischbein + Co. for professional services rendered for the fiscal years ended December 31, 2006 and 2005.

Fee Category

2006 Fees

2005 Fees

Audit Fees (1)

  $170,727

    $60,550

Audit-Related Fees

0

0

Tax Fees (2)

        2,140

0

All Other Fees

0

0

Total Fees

   $172,867

    $60,550

(1) Audit Fees consist of  fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Sartain Fischbein + Co. in connection with statutory and regulatory filings or engagements.

(2) Tax fees consist of fees billed for professional services for preparation of 2005 income tax returns for the Company’s Waste Express subsidiary.  Additional tax fees of $6,050 were billed in March 2007 for work performed in 2007 for preparation of the Company’s 2005 income tax returns.

 The Company’s audit committee, pre-approves all accounting-relating activities, including both audit and non-audit services, prior to the performance of any services by an accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEREX GROUP, INC.

Registrant

Date: May 17, 2007

By:

/s/   Nicholas J. Malino

Nicholas J. Malino, President, Chief Executive

Officer

 Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Nicholas J. Malino

President, Chief Executive

May 17, 2007

Nicholas J. Malino

Officer, Director

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31.1	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith