Form 10QSB
period 2007-03-31
AMEREX GROUP, INC.
filed 2007-05-21
CIK 351129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-13118

(Commission File No.)

Amerex Group, Inc.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at May 18, 2007
Common Stock, $.001 par value	18,773,596

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

Page  of 20

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMEREX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                                    (Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 199,997	$ 60,267
Restricted cash	797,666	812,666
Accounts receivable, trade, net of allowance for doubtful accounts of $32,000 at March 31, 2007 and December 31, 2006	1,944,373	2,638,897
Other current assets	579,435	693,908

TOTAL CURRENT ASSETS	3,521,471	4,205,738

PROPERTY, PLANT AND EQUIPMENT, at cost	3,762,009	3,744,259
Less accumulated depreciation and amortization	(377,523)	(295,218)
NET PROPERTY, PLANT AND EQUIPMENT	3,384,486	3,449,041

Assets held for sale	260,280	363,948

Other assets	1,247,606	1,456,746

TOTAL ASSETS	$ 8,413,843	$ 9,475,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 1,701,339	$ 1,867,087
Accrued expenses	1,796,110	1,738,464
Current portion of long term debt	5,693,149	5,414,421
Borrowings under line of credit	1,161,483	970,811
Environmental remediation liability	768,101	876,036
Obligations to issue equity instruments	1,971,987	1,971,987
TOTAL CURRENT LIABILITIES	13,092,169	12,838,806
Long Term debt, net of debt discount	0	0

TOTAL LIABILITIES	13,092,169	12,838,806
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - 100,000,000 shares authorized, $.001 Par Value,
18,773,596 shares issued and outstanding	18,774	18,774
Additional paid-in capital	2,740,281	2,740,281
Accumulated deficit	(7,437,381)	(6,122,388)
TOTAL SHAREHOLDERS’ DEFICIT	(4,678,326)	(3,363,333)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 8,413,843	$9,475,473

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$2,147,872	1,186,845

Operating Expenses:
Cost of services provided	1,285,254	745,838
Selling, general and administrative	645,903	688,868
Professional fees	78,143	53,500
Depreciation	82,305	15,747
Amortization	9,041	6,924
Total Operating Expenses	2,100,646	1,510,877

Operating Income (Loss)	47,226	(324,032)

Other Income (Expense):
Interest expense	(187,631)	(163,122)
Amortization of debt discount	(585,000)	(284,858)
Amortization of capitalized financing fees	(200,099)	(136,099)
Financing penalty fees	(295,800)	(245,738)
Other income	23	3,390

Loss From Continuing Operations	(1,221,282)	(1,150,459)

Loss From Discontinued Operations	(93,711)	0

Net Loss	$(1,314,993)	$(1,150,459)

LOSS PER SHARE
Basic and Diluted	$ $(0.07)	$ $(1.79)

Weighted average number of common shares outstanding:
Basic and Diluted	18,773,596	643,594

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(1,314,993)	$(1,150,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	93,711	0
Depreciation and amortization	291,445	157,636
Amortization of debt discount	585,000	284,858
Noncash compensation	0	219,966

Changes in:
Accounts receivable	694,524	(937,151)
Other current assets	114,473	8,763
Other assets		(238,646)
Accounts payable	(165,748)	605,897
Accrued current liabilities	(50,289)	343,924

Net cash provided by (used in) operating activities	248,123	(705,212)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(17,750)	(150,692)
Release of restricted cash	15,000	575,000
Cash paid for asset acquisition	0	(712,070)
Net cash used by investing activities – continuing operations	(2,750)	(287,762)
Net cash provided by investing activities – discontinued operations	9,957	0

Net cash provided by (used in) investing activities	7,207	(287,762)

Cash flows from Financing Activities
Borrowings on Debt	0	575,001
Repayment of Debt	(115,600)

Net cash provided by (used in) financing activities	(115,600)	575,001

Net increase (decrease) in cash and cash equivalents	139,730	(417,973)

Cash and cash equivalents at beginning of period	60,267	729,872

Cash and cash equivalents at end of period	$199,997	$311,899

Supplemental disclosures - cash paid for:
Interest	$258,785	$163,818
Income taxes	$—	$—

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary, AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc., (collectively, the “Company”) at March 31, 2007 and the results of its (i) operations for the three months ended March 31, 2007 and 2006 and (ii) cash flows for the three months ended March 31, 2007 and 2006. The financial information included herein is taken from the books and records of the Company and is unaudited.

On July 5, 2006, we executed a share exchange of our common stock and acquired 100% of the issued and outstanding capital stock of Amerex, pursuant to a Share Exchange Agreement dated July 5, 2006. Pursuant to the agreement, the stockholders of Amerex received 18,230,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Amerex, the 100,000 shares of our common stock issued to James Frack were cancelled, and all warrants and convertible notes of Amerex were exchanged for our warrants and convertible notes.  In connection with the issuance of our common stock to the former stockholders of Amerex, the stockholders of Amerex beneficially became the owners of 97.3% of our issued and outstanding voting securities. The acquisition of Amerex Companies, Inc. has been treated as a reverse acquisition for accounting purposes and reflect Amerex as the accounting acquirer of Airguide Inc.  Filings with the SEC will reflect the historical financial statements of Amerex Companies, Inc. for periods prior to the acquisition. Therefore, unless otherwise noted, consolidated financial information presented in this document are of Amerex Companies, Inc. for the pre-acquisition period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $1,325,459 during the year ended December 31, 2006, a net loss for the three months ended March 31, 2007 of $1,314,993 and further losses are anticipated.  As of March 31, 2007, the Company had a working capital deficiency of $9,570,698 and stockholders’ deficit of $4,678,326.  Furthermore, the Company has experienced cash flow difficulties, and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.  Most of the Company’s debt is due in November 2007, and there are no assurances that this debt will be renewed.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

2.

Line of credit. On August 31, 2006 the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of account receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4% and the term of the line of credit is twenty four months. The Company maintains the right to prepay in cash all of the portion of the revolving notes at 115% of the principal amount plus accrued interest. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  The Company was in noncompliance with certain of these covenants as of March 31, 2007, and is now in default of its agreement.  The debt has accordingly been reclassified as current at March 31, 2007.

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

The stated principal of the Notes was $6,000,000, which was increased to $6,800,000 on February 23, 2006.  However, the agreement provides for repayment of the principal according to the following premiums and schedule:  102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity.  The effect of the premiums increases the effective interest paid on the amounts borrowed.  The Notes balance at March 31, 2007 and December 31, 2006 are stated at the amount due at those dates (112.5% and 110%, respectively, of outstanding principal) with a debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

The Notes are convertible at any time into common stock at a fixed conversion price. The fixed conversion price to convert the debt to equity is set at $0.50 per share, subject to downward adjustment for any subsequent equity transactions at prices less than $0.50 per share.  In connection with the issuance of the Notes, the holders of the Notes were issued five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrants are exercisable on a cashless basis and include certain anti-dilution provisions.  When the Notes were amended to increase the outstanding principal to $6,800,000, the number of warrants issued was increased to 2,266,667.  In accordance with EITF Issue No. 98-5 and No. 00-27, the $6 million proceeds received were allocated to the Notes and warrants based on their estimated fair values, resulting in the recording of a debt discount. The allocated value of the warrants, which was $980,834, resulted in recording of a debt discount and a liability to issue equity instruments.  The additional warrants issued in February 2006 increased this value by $130,778.  The determination of the fair value assumed exercise at the end of 5 years and 17.44% stock price volatility.  Since the Notes possess a beneficial conversion feature, an additional debt discount and increase to additional paid-in capital of $980,834 at November 2005 and $130,778 at February 2006 were recorded based on the intrinsic value of the conversion feature.  Since the shares of the Company’s common stock were not readily convertible to cash at March 31, 2007 or December 31, 2006, neither the warrants nor beneficial conversion feature were subject to SFAS 133 derivative accounting.  In accordance with EITF 00-19, SFAS 123R and SFAS 133, the classification and accounting for the warrants and beneficial conversion feature will be reevaluated at each reporting date and the liability for the warrants will be remeasured until the warrants qualify for classification as equity.

A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006.  In 2006, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006.  We recorded the estimated fair value of these shares of $492,000 as a liability and nonoperating expense as of December 31, 2006.  These shares are expected to be issued later in 2007.  Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006.  Accordingly, the company has accrued financing penalty fees due to non compliance in the amount of $503,200 at March 31, 2007, for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional fees at the rate of approximately $3,400 per day will be required to be accrued for the period subsequent to March 31, 2007 until such time the Company has an effective registration statement under the terms of its agreement.

In early 2006, the Company was in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information. Management obtained a waiver from the holders of the Notes, waiving any covenant violations regarding delivery of financial information through October 30, 2006.  As of March 31, 2007, the Company was again in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information and liens on assets.  The Company also has failed to make certain principal payments in 2007.  As a result, the Company is in default of its Notes agreement and no waiver has yet been obtained from the lender.

4.

Loss per share. :  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.  Weighted average outstanding shares for purposes of the loss per share calculations reflect the one-for-one exchange of Amerex stock for the common stock of Airguide, Inc., the legal acquirer of Amerex on July 5, 2006.  Weighted average shares outstanding for the quarter ended March 31, 2006 are 643,594.  Weighted average shares outstanding for the quarter ended March 31, 2007 were 18,773,594 and reflect the effects of the merger with Airguide, Inc. on July 5, 2006 and the issuance of shares during 2006 to employees, consultants and lender.

No outstanding stock obligations or warrants represent dilutive potential common shares for the periods January 1 through March 31, 2007 and January 1 through March 31, 2006.  As of March 31, 2006, the Company had outstanding common stock warrants to issue approximately 5,766,667 shares of common stock, and obligations to issue 1,000,000 restricted and 800,000 unrestricted shares of common stock to third parties, in addition to obligations to issue 13,130,000 shares of common stock to employees, 2,450,000 shares of common stock to a consultant and 800,000 shares to other nonemployees.  These obligations to issue common stock were fulfilled later in 2006.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the period presented.  Subsequent to March 31, 2006, the Company committed to issue 984,000 shares of common stock to a lender (see Note 3) and issued 200,000 shares of common stock to a nonemployee in addition to issuing shares to fulfill obligations to issue common stock madeby March 31, 2006, as discussed above.  No new stock awards were made in first quarter 2007.

 .

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

Prior to September 2005, the Company agreed to issue 12,755,000 shares of the Company’s common stock to three founding employees and 2,450,000 shares to a consultant for work performed in organizing the Company.  Since these individuals were legally entitled to receive the shares at that time as no further performance was required and since the Company was considered to have minimal value at the grant date, no compensation expense was recorded.  In first quarter 2006, the Company agreed to issue 375,000 shares of common stock to employees and 800,000 shares to nonemployees upon completion of a reverse merger with a public company.  The Company agreed to issue 200,000 shares to another nonemployee in second quarter 2006.  All of these shares were issued during third quarter 2006.  The estimated value of awards at the grant date for employees and at the date of completion of performance for nonemployees wasrecorded to expense over the requisite service periods.  All awards were vested as of December 31, 2006.  Expense for these awards was $189,716 for the three months ended March 31, 2006.  No new stock awards were made during first quarter 2007.

.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

6.

Acquisition of Pryor Assets and Discontinued Operations: On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070.  Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability.  The total cost to remediate the asbestos is now estimated to be $768,000 at March 31, 2007.  As part of the asset purchase agreement, the Company assumed all obligations for removing the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller.  If the asbestos obligations have not been settled within the required period, the seller may draw upon the letter of credit for any costs incurred by the seller to complete the asbestos removal and any damages permitted to be recovered under the agreement.  The Company placed approximately $800,000 in a separate bank account as collateral to the bank issuing the letter of credit.  The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062.  As a result of sales, this amount has been reduced to $260,280, which is presented as assets held for sale at March 31, 2007 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they are classified as a discontinued operation. The Company expects to sell most or all of these remaining assets during 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”. The Company intends to convert the property to be retained into a licensed waste management facility.

7.

Related Party Transactions. During the period from inception (May 2, 2005) through December 31, 2005, the Company incurred and recorded consulting fees related to debt financings of $325,000 plus expenses, and agreed to issue warrants to purchase shares of common stock at an exercise price of $0.50 per share initially valued at $322,318, to a company for which the principal of that company also serves on the Company’s board of directors.  The number of warrants to issue was based on 10% of the number of shares, warrants and conversion shares that may be directly or indirectly issued upon the completion of transactions the consulting company helped arrange, and amounted to 3,959,400 warrants. The warrants were issued in December 2006. The consulting company agreed to give half of these warrants to the president of the Company as compensation for work performed by the president to the Company in 2006.  In accordance with SEC Staff Accounting Bulletin Topic 5T, the Company has recorded additional compensation expense based on the estimated fair value of these warrants at the grant date. Expense for the three months ended March 31, 2006 was $30,250.

During the three months ended March 31, 2006, the Company recorded an additional $265,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $1,500 in rent.  During the three months ended March 31, 2007 the Company recorded $3,000 in rent owed to this consulting company.

During the three months ended March 31, 2007, the Company paid consulting fees of $15,000_to a board member of the Company. The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the three months ended March 31, 2007.

In August 2006 the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the three months ended March 31, 2007, the Company incurred expense of $15,000 under this lease. This lease was terminated in March 2007

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

 Segment Reporting-  The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The Company’s reportable segments consist of Waste Express and Amerex.  Amerex revenues for the three months ended March 31, 2007 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes Selected financial information for reportable segments for the three months ended March 31, 2007 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	604,918	1,542,954		2,147,872
Operating income (loss)	(81,184)	128,410		47,226
Other income	0	23		23
Interest expense, penalties
and amortization of debt
costs and debt discount	0	(1,268,530)		(1,268,530)
Loss from continuing operations	(81,184)	(1,140,098)		(1,221,282)
L oss from discontinued operations	0	(93,711)		(93,711)
Net income (loss)	(81,184)	(1,233,809)		(1,314,993)
Segment assets	1,640,467	7,062,101	(288,725)	8,413,843
Expenditures for acquisitions,	0	17,750		17,750
property and equipment

Selected financial information for reportable segments for the three months ended March 31, 2006 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	932,866	253,979		1,186,845
Operating income (loss)	300,728	(624,760)		(324,032)
Other income	0	3,390		3,390
Interest expense, penalties
and amortization of debt
costs and debt discount	(30)	(829,787)		(829,817)
Income (Loss) from continuing operations	300,698	(1,451,157)		(1,150,459)

Segment assets	1,338,217	7,800,607	(655,670)	8,483,154
Expenditures for acquisitions,	0	862,762		862,762

property and equipment

 9.  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the three months ended March 31, 2007, and the three months ended March 31, 2006, the Company had revenue from 3 and 2 customers comprising approximately 79% and 46% of total revenues, respectively.  At March 31, 2007 and December 31, 2006 accounts receivable from 3 and 4 customers comprised approximately 73% and 69% of total accounts receivable, respectively.

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

11.  Recently Issued Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company will adopt this standard effective January 1, 2008.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company will adopt this standard effective January 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

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

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three-month period ending March 31, 2007.  We have prepared these statements ourselves and they have not been audited by our independent auditors.

Results of Operations:

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net Sales	100%	100%
Cost of Sales	60%	63%
Gross Profit	40%	37%
Selling, General, and Administrative Expense	38%	64%
Total Operating Expense	98%	127%
Income (Loss) from Operations	2%	(27)%
Other Income (Expense)	(59)%	(70)%
Loss from Continuing Operations	(57)%	(97)%

Revenues

Revenue for the quarter ended March 31,2007 was $2,147,872 as compared to revenue of $1,186,845 for the three months ended March 31, 2006. This increase was primarily a result of the commencement of the EQ/Wal Mart contract, which accounted for approximately $531,000 or 25% of our revenue for the three months ended March 31, 2007. This project began in August of 2006 and did not affect the revenue for the period ending March 31, 2006.  Additionally, the Company benefited in the current year period from the contribution of our ERS division which did not begin operations until April of 2006 and therefore contributed no revenue to the comparable period in 2006. The revenue from the ERS division for the period ended March 31, 2007 was $352,881.  We expect that the revenue and operation margin contribution from the ERS division will continue to increase throughout 2007 since we are only beginning to actively market thee services.

Cost of Services Provided

During the three month period ending March 31, 2006 our total cost of services provided was $1,285,254 or 60% of total revenues for a gross profit of $862,619 or 40% as compared to total costs of services provided of $745,838 or 63% of gross revenues for a gross profit of $441,007 or 37% for the comparable three month period ending March 31, 2006.  The overall increase in gross profit resulted from a 45% increase in revenue from the three months ended March 31, 2007 over the three months ended March 31, 2006, while cost of services only rose 42% over the same periods.  The decrease in cost of services resulted primarily from a decrease in disposal costs from $462, 842 for the period ended March 31, 2006 to $213,909. The decrease in disposal costs resulted from the more efficient processing of waste material at our Waste Express, Inc. operating in Kansas City, MO facility. This decrease in disposal costs was partially offset by increases in transportation, equipment and labor costs. The Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increased in the cost of fuel will materially impact our business. Approximately 5% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. We are completed negotiating lease arrangements, which include vehicle maintenance during the first quarter and our expectation is that this will nearly eliminate the rental expenses and the cost of the lease would reduce total costs to 2.0-2.5%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

SG&A

During the three month period ending March 31, 2007 our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $815,393 or 38% of revenue resulting in an operating income of $47,226 as compared to operating expenses of $763,039 or 64% of revenue resulting in an operating loss of $(324,032) for the comparable three month period ending March 31, 2006 .  While total SG&A increased by $52,354 over the comparable period, this represented a decrease in SG&A relative to total revenue from 64% during the comparable three month period last year down to 38% during the current three month period and resulted in an increase in income from operations from (27)% for the first quarter of 2006 to 2% for the first quarter of 2007. The decrease in the relative SG&A was provided mainly from an increase in indirect wages from the previous to the current period of only $38,145 or 19%, while revenue rose $961,027 or 81%.  The decrease in our operating losses in the current period occurred mainly as a result increased revenues resulting in a decrease of SG&A expenses as a percentage of revenue.  All material SG&A line items decreased relative to the increase in total revenues except legal and accounting fees which increased $24,423.

Non-Operating Expenses

During the three month period ending March 31, 2007, our net non-operating expenses were $1,268,507 resulting in a net loss from continuing operations of $(1,221,282) as compared with $826,427 in net non-operating expenses and a net loss from continuing operations of $(1,150,459) for the three months ended March 31, 2006.  The increase in the current year period was due to increased amortization of debt discounts and deferred financing fees and increased interest expense resulting from increased debt that was undertaken subsequent to March 31, 2006, and partially offset by decreases in financing penalties fees.  <EXPAND>

Loss from continuing operations for the three months ended March 31, 2007 was $(1,221,282), compared to $(1,150,459) in the prior year period.

Net loss was $(1,314,993) for the three months ended March 31, 2007, compared with a net loss of $(1,150,459) for the three months ended March 31, 2006. The Company realized a loss of $(93,711) in the three months ended March 31, 2007 resulting from expenses related to its discontinued operations.

Segment Results of Operations

The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company's reportable segments consist of Waste Express and Amerex. Amerex revenues for the three months ended March 31, 2007 consist primarily of waste management services similar to those performed by Waste Express. For the three months ended March 31, 2007, the Amerex segment reported a operating income of $128,410 as compared to the three months ended March 31, 2006 in which the Amerex segment reported an operating loss of $(624,760). During the three months ended March 31, 2007, the Waste Express segment recorded an operating loss of $(81,184) as compared to the three months ended March 31, 2006 in which the Waste Express segment recorded an operating income of $300,698. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies; however the majority of the Company's corporate expenses are included within the Amerex segment. These expenses include professional fees for legal, accounting and information systems consulting as well as insurance, administrative salaries, non cash compensation and benefits and rent and repairs of its corporate headquarters. In addition, the Amerex segment contains more depreciable assets than that of the Waste Express segment which results in increased depreciation expense for the Amerex segment compared to the Waste Express segment. Inclusion of these expenses within the Amerex segment reduces the profitability for that segment when compared to the Waste Express segment.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2007 our cash and cash equivalents amounted to $199,997, which did not include restricted cash of $797,666, and our accounts receivable was $1,944,373.   As of December 31, 2006, our cash and cash equivalents were $60,267.  Our accounts receivable decreased from $2,638,897 at December 31, 2006 to $1,944,373 as of March 31, 2007, which included unbilled receivables of $401,786.  Our total current assets as of March 31, 2007 were $3,521,471, as compared to $4,205,738 as of December 31, 2006.  The reduction in the total current assets occurred primarily as a result of a decline in sales and related accounts receivable from fourth quarter 2006 to first quarter 2007.

At March 31, 2007, the Company had current liabilities of $13,092,169 comprised of the current portion of long term debt, accounts and notes payable, accrued expenses, our accounts receivable line of credit, accrued share-based liabilities, and an accrued remediation liability of $768,101 for the removal of the asbestos that exists at our Pryor, OK facility.  At December 31, 2006, our current liabilities were $12,838,806.  The increase in current liabilities from $12,838,806 to $13,092,169 resulted primarily from the amortization of debt discounts and liquidating damages accruing on the Company’s debt, partially offset by a reduction in environmental remediation liability and accounts payable.  The Company failed to make two required monthly principal payments to its primary lender during first quarter 2007 and was in noncompliance with certain debt covenants regarding delivery of financial statements and liens on assets as of March 31, 2007.  As such, the Company is in default of its debt agreements.

The Company has negative working capital of $9.57 million as of March 31, 2007, as compared to negative working capital of $8.63 million as of December 31, 2006.

For the three month periods ended March 31, 2007 and March 31, 2006, the Company earned cash in operations of $248,123 and used cash in operations of $(705,212) respectively.  For the three month period ended March 31, 2007 the Company realized an overall increase in cash and cash equivalents primary due to cash used by financing activities of $(115,600),   net cash used in investing activities of $(2,750) and the aforementioned cash earned in operating activities of $248,123.  For the three months ended March 31, 2006, the Company realized a decrease in cash and cash equivalents of $(417,973), primarily due to cash used in investing activities of $(287,762) and the aforementioned use of cash in operating activities of $(705,212), partially offset by cash provided by financing activities of $575,001.

The Company's management has previously attracted additional funding in the form of subordinated debt and a line of credit. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified.  The Company is currently addressing its liquidity and negative working capital issues as of March 31, 2007 by the following actions:

•

The Company continues to implement plans to increase revenues.

•

We are in discussions with a regional bank in Kansas City, MO to place a $500,000 mortgage on our property owned and on which our Waste Express, Inc. facility operates. We expect that this mortgage will be closed in the second quarter of 2007.

•

The Company is actively soliciting parties interested in the sale/leaseback of our property in Pryor, OK. Proceeds from this sale/leaseback, if it is concluded, will be used to pay down the 12% Senior Convertible Notes.

•

The Company is considering the sale or sale/leaseback of its property owned in Harrison County, Texas.

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

.

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

AMEREX GROUP, INC.

Date: May 20, 2007	By:	/s/ Nicholas J. Malino
Nicholas J. Malino
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ Bradley Morris
Bradley Morris
Controller