Form 10QSB/A
period 2007-03-31
AMEREX GROUP, INC.
filed 2007-06-04
CIK 351129

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $5,218,444 during the year ended December 31, 2006, a net loss for the three months ended March 31, 2007 of $1,314,993 and further losses are anticipated.  As of March 31, 2007, the Company had a working capital deficiency of $9,570,698 and stockholders’ deficit of $4,678,326.  Furthermore, the Company has experienced cash flow difficulties, and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.  Most of the Company’s debt is due in November 2007, and there are no assurances that this debt will be renewed.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

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

8.

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

10.1

Summary of Compensation Payable to Named Executives

31.1

Chief Executive Officer- Sarbanes-Oxley Act Section 302 Certification

31.2

Financial Officer- Sarbanes-Oxley Act Section 302 Certification

32.1

Chief Executive Officer- Sarbanes-Oxley Act Section 906 Certification

32.2

Chief Financial Officer- Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.

Date: June 1, 2007	By:	/s/ Nicholas J. Malino
Nicholas J. Malino
Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2007	By:	/s/ Bradley Morris
Bradley Morris
Controller