Form 10QSB
period 2007-06-30
AMEREX GROUP, INC.
filed 2007-08-21
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2007
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
000-09735
(Commission File No.)

Amerex Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	20-4898182 (IRS Employer Identification No.)
1105 N. Peoria Avenue, Tulsa, OK 74106
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code (918) 858-1050

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.001 par value	18,773,596
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	13,883	60,267
Restricted cash	812,316	812,666
Accounts receivable, trade, net of allowance for doubtful accounts of $32,000 at June 30, 2007 and December 31, 2006	2,214,065	2,638,897
Other current assets	348,820	693,908

TOTAL CURRENT ASSETS	3,389,085	4,205,738

PROPERTY, PLANT AND EQUIPMENT, at cost	3,659,237	3,744,259
Less accumulated depreciation and amortization	(430,557)	(295,218)

NET PROPERTY, PLANT AND EQUIPMENT	3,228,680	3,449,041

Assets held for sale	220,889	363,948

Other assets	1,030,522	1,456,746

TOTAL ASSETS	7,869,176	9,475,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	2,182,375	1,867,087
Accrued expenses	1,497,722	1,738,464
Accrued Acquisition Liability	250,000	—
Convertible Notes	75,000	—
Current portion of long term debt	6,139,499	5,414,421
Borrowings under line of credit	1,238,040	970,811
Environmental remediation liability	173,002	876,036
Obligations to issue equity instruments	5,473,500	1,971,987

TOTAL CURRENT LIABILITIES	17,029,138	12,838,806
Long Term debt, net of debt discount	—	—

TOTAL LIABILITIES	17,029,138	12,838,806

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - 100,000,000 shares authorized, $.001 Par Value, 18,773,596 shares issued and outstanding	18,774	18,774
Additional paid-in capital	2,840,281	2,740,281
Accumulated deficit	(12,019,017)	(6,122,388)

TOTAL SHAREHOLDERS’ DEFICIT	(9,159,962)	(3,363,333)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	7,869,176	9,475,473

See Accompanying Notes

ITEM 1. Financial Statements (cont.)
AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	2,109,309	1,261,030	4,257,181	2,447,875

Operating Expenses:
Cost of services provided	1,284,999	757,506	2,570,252	1,505,344
Selling, general and administrative	653,239	1,057,589	1,301,067	1,744,455
Professional fees	146,198	120,075	224,341	173,575
Depreciation	73,026	44,693	153,407	60,440
Amortization	9,041	5,790	18,082	12,714

Total Operating Expenses	2,166,503	1,985,653	4,267,149	3,496,528

Operating Income (Loss)	(57,194)	(724,623)	(9,968)	(1,048,653)

Other Income (Expense):

Remeasurement of Equity Obligations	(3,501,513)	93,750	(3,501,513)	93,750
Interest expense	(220,191)	(185,480)	(407,822)	(348,602)
Amortization of debt discount	(492,475)	(399,521)	(932,928)	(684,379)
Amortization of capitalized financing fees	(208,044)	(160,293)	(408,143)	(296,392)
Financing penalty fees	(302,600)	(266,502)	(598,400)	(512,240)
Other income	39,698	8,832	39,720	12,220

Loss From Continuing Operations	(4,742,319)	(1,633,837)	(5,819,054)	(2,784,296)

Income (Loss) From Discontinued Operations	16,136	—	(77,575)	—

Net Loss	(4,726,183)	(1,633,837)	(5,896,629)	(2,784,296)

INCOME (LOSS) PER SHARE
Basic and Diluted	(0.25)	(2.54)	(0.31)	(4.33)

Weighted average number of common shares outstanding:	18,773,596	643,594	18,773,596	643,594
Basic and Diluted	18,773,596	643,594	18,773,596	643,594
See Accompanying Notes

ITEM 1. Financial Statements (cont.)
AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(5,896,629)	$(2,784,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	77,575	—
Depreciation and amortization	173,413	100,965
Amortization of debt discount	1,341,071	684,379
Gain on sale of assets	(25,025)
Noncash compensation	100,000	712,272

Changes in:
Accounts receivable	424,831	(1,066,766)
Other current assets	345,088	3,558
Other assets	—	(17,501)
Accounts payable	315,287	491,211
Accrued current liabilities	2,807,737	1,514,499

Net cash provided by (used in) operating activities	(336,652)	(361,681)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(24,511)	(215,050)
Proceeds from sales of assets	113,400	—
Release of restricted cash	350	1,691,721
Cash paid for asset acquisition	—	(1,918,092)
Net cash used by investing activities — continuing operations	89,239	(441,421)
Net cash provided by investing activities — discontinued operations	66,650	—

Net cash provided by (used in) investing activities	155,889	(441,421)

Cash flows from Financing Activities
Debt issue costs	—	(976,161)
Borrowings on Debt	249,979	1,119,997
Repayment of Debt	(115,600)	—

Net cash provided by (used in) financing activities	134,379	143,836

Net increase (decrease) in cash and cash equivalents	(46,384)	(659,266)

Cash and cash equivalents at beginning of period	60,267	729,872

Cash and cash equivalents at end of period	$13,883	$70,605

Supplemental disclosures — cash paid for:
Interest	$407,822	$348,602
Income taxes	$—	$—
See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary, AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc., (collectively, the “Company”) at June 30, 2007 and the results of its (i) operations for the six months ended June 30, 2007 and 2006 and (ii) cash flows for the six months ended June 30, 2007 and 2006. The financial information included herein is taken from the books and records of the Company and is unaudited.

During second quarter 2007, we adjusted first quarter 2007 results to reduce debt discount amortization that had been overstated by $144,547 for the three months ended March 31, 2007. This reduced first quarter 2007 net loss from continuing operations and net loss by $144,547, and first quarter 2007 loss per share by $0.008. This adjustment has been reflected in these statements of operations for the three and six months ended June 30, 2007.

On July 5, 2006, we executed a share exchange of our common stock and acquired 100% of the issued and outstanding capital stock of Amerex, pursuant to a Share Exchange Agreement dated July 5, 2006. Pursuant to the agreement, the stockholders of Amerex received 18,760,074 shares of our common stock in exchange for all of the issued and outstanding capital stock of Amerex, the 100,000 shares of our common stock issued to James Frack were cancelled, and all warrants and convertible notes of Amerex were exchanged for our warrants and convertible notes. In connection with the issuance of our common stock to the former stockholders of Amerex, the stockholders of Amerex beneficially became the owners of 97.3% of our issued and outstanding voting securities. The acquisition of Amerex Companies, Inc. has been treated as a reverse acquisition for accounting purposes and reflect Amerex as the accounting acquirer of Airguide Inc. Filings with the SEC will reflect the historical financial statements of Amerex Companies, Inc. for periods prior to the acquisition. Therefore, unless otherwise noted, consolidated financial information presented in this document are of Amerex Companies, Inc. for the pre-acquisition period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and Form SB-2/A filed November 15, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,218,444 during the year ended December 31, 2006, a net loss for the six months ended June 30, 2007 of $5,896,629 and further losses are anticipated. As of June 30, 2007, the Company had a working capital deficiency of $13,640,053 and stockholders’ deficit of $9,159,962. Furthermore, the Company has experienced cash flow difficulties, and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand. The Company does not currently have alternate sources of capital sufficient to meet such demands, if made. Most of the Company’s debt is due in November 2007, and there are no assurances that this debt will be renewed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
2.	Line of credit. On August 31, 2006 the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of account receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4% and the term of the line of credit is twenty four months. The Company maintains the right to prepay in cash all of the portion of the revolving notes at 115% of the principal amount plus accrued interest. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement. The Company was in noncompliance with certain of these covenants as of June 30, 2007, and is now in default of its agreement. The debt has accordingly been reclassified as current at June 30, 2007.

3.	Long Term Debt. The Company entered into 10% Senior Secured Convertible Notes (the “Notes”) dated November 21, 2005 with CAMOFI MASTER LDC and a limited number of Qualified Institutional Investors. Interest is payable monthly in arrears, in cash or, at the option of the Company and subject to certain conditions being met, in registered common stock. The Notes are collateralized by a first lien on all current and future assets of the Company and its current and future subsidiaries. The Notes are guaranteed by the current and future subsidiaries of the Company. The agreement requires the Company to comply with certain nonfinancial covenants, including restricting the payment of dividends.

The stated principal of the Notes was $6,000,000, which was increased to $6,800,000 on February 23, 2006. However, the agreement provides for repayment of the principal according to the following premiums and schedule: 102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity. The effect of the premiums increases the effective interest paid on the amounts borrowed. The Notes balance at June 30, 2007 and December 31, 2006 are stated at the amount due at those dates (112.5% and 110%, respectively, of outstanding principal) with a debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

The Notes are convertible at any time into common stock at a fixed conversion price. The fixed conversion price to convert the debt to equity is set at $0.50 per share, subject to downward adjustment for any subsequent equity transactions at prices less than $0.50 per share. In connection with the issuance of the Notes, the holders of the Notes were issued five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants are exercisable on a cashless basis and include certain anti-dilution provisions. When the Notes were amended to increase the outstanding principal to $6,800,000, the number of warrants issued was increased to 2,266,667. In accordance with EITF Issue No. 98-5 and No. 00-27, the $6 million proceeds received were allocated to the Notes and warrants based on their estimated fair values, resulting in the recording of a debt discount. The allocated value of the warrants, which was $980,834, resulted in recording of a debt discount and a liability to issue equity instruments. The additional warrants issued in February 2006 increased this value by $130,778. The determination of the fair value assumed exercise at the end of 5 years and 17.44% stock price volatility. Since the Notes possess a beneficial conversion feature, an additional debt discount and increase to additional paid-in capital of $980,834 at November 2005 and $130,778 at February 2006 were recorded based on the intrinsic value of the conversion feature. Since the shares of the Company’s common stock were not readily convertible to cash at June 30, 2007 or December 31, 2006, neither the warrants nor beneficial conversion feature were subject to SFAS 133 derivative accounting. In accordance with EITF 00-19, SFAS 123R and SFAS 133, the classification and accounting for the warrants and beneficial conversion feature will be reevaluated at each reporting date and the liability for the warrants will be remeasured until the warrants qualify for classification as equity. This remeasurement resulting in $3,501,513 of expense being recorded in second quarter 2007.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006. In 2006, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006. We recorded the estimated fair value of these shares of $492,000 as a liability and nonoperating expense as of December 31, 2006. These shares are expected to be issued later in 2007. Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Accordingly, the Company has accrued financing penalty fees due to non-compliance in the amount of $1,423,302 at June 30, 2007, for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional fees at the rate of approximately $3,400 per day will be required to be accrued for the period subsequent to June 30, 2007 until such time the Company has an effective registration statement under the terms of its agreement.

In early 2006, the Company was in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information. Management obtained a waiver from the holders of the Notes, waiving any covenant violations regarding delivery of financial information through October 30, 2006. As of June 30, 2007, the Company was again in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information and liens on assets. The Company also has failed to make certain principal payments in 2007. As a result, the Company is in default of its Notes agreement and no waiver has yet been obtained from the lender.

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“PROOF”), for $750,000. The financing will be used to fulfill vendor and other obligations. As disclosed in the Company’s Current Report on Form 8-K filed on August 16, 2007, the financing is in the form of a Secured Promissory Note payable in monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008. The loan bears interest at five percent per annum and is payable in cash or with shares or the Company’s common stock discounted at 30 percent from the average bid price for the five trading days preceding the installment.

The Company also is obligated to pay a monthly utilization fee of 10% of the monthly installment. The Company has also issued 500,000 shares of its common stock to PROOF under a letter agreement entered into in connection with the financing. The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times. If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares must be repurchased at $200,000 if the note is repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price is $700,000 for a repurchase on or after January 15, 2008. In the event the Company does not pay the amounts due, the Company’s obligation under the letter agreement will bear interest at the rate of two percent per annum.

The obligation of the Company also is secured by shares of the Company’s common stock pledged to PROOF by Ron Brewer and Richard Coody, former officers and directors of the Company. Each pledged 1,450,000 shares. PROOF can exercise its rights as a secured party by selling the shares to apply against the Company’s obligations to PROOF in the event of a default by the Company under the Secured Promissory Note. PROOF also has the right to direct the sale of shares in the absence of a default at its discretion. The pledge is without recourse to the Company. The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares of common stock sold by PROOF under the pledge. The funds will be retained in an escrow account and paid in 2009.

4.	Loss per share. Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”. Weighted average outstanding shares for purposes of the loss per share calculations reflect the one-for-one exchange of Amerex stock for the common stock of Airguide, Inc., the legal acquirer of Amerex on July 5, 2006. Weighted average shares outstanding for the quarter ended June 30, 2006 are 643,594. Weighted average shares outstanding for the quarter ended June 30, 2007 were 18,773,596 and reflect the effects of the merger with Airguide, Inc. on July 5, 2006 and the issuance of shares during 2006 to employees, consultants and lender.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
No outstanding stock obligations or warrants represent dilutive potential common shares for the periods January 1 through June 30, 2007 and January 1 through June 30, 2006. As of June 30, 2006, the Company had outstanding common stock warrants to issue approximately 5,766,667 shares of common stock, and obligations to issue 984,000 shares of common stock to a lender (see Note 3), and 1,000,000 restricted and 800,000 unrestricted shares of common stock to third parties, in addition to obligations to issue 13,130,000 shares of common stock to employees, 2,450,000 shares of common stock to a consultant and 1,000,000 shares to other nonemployees. These obligations to issue common stock were fulfilled later in 2006. These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the period presented. Subsequent to June 30, 2006 the Company issued shares to fulfill obligations to issue common stock made by June 30, 2006 as discussed above. The Company awarded options to issue 100,000 common shares to an employee during the second quarter 2007.

5.	Share-Based Compensation. The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period.

The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods. The measurement date for share-based payments is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities.

Prior to September 2005, the Company agreed to issue 12,755,000 shares of the Company’s common stock to three founding employees and 2,450,000 shares to a consultant for work performed in organizing the Company. Since these individuals were legally entitled to receive the shares at that time as no further performance was required and since the Company was considered to have minimal value at the grant date, no compensation expense was recorded. In first quarter 2006, the Company agreed to issue 375,000 shares of common stock to employees and 800,000 shares to nonemployees upon completion of a reverse merger with a public company. The Company agreed to issue 200,000 shares to another nonemployee in second quarter 2006. All of these shares were issued during third quarter 2006. The estimated value of awards at the grant date for employees and at the date of completion of performance for nonemployees was recorded to expense over the requisite service periods. All awards were vested as of December 31, 2006. Expense for these awards was $450,716 for the six months ended March 31, 2006.

On June 1, 2007, an award of 100,000 options to purchase common stock for $0.50 per share was made to a member of Amerex’s management team. Non-cash compensation in the amount of $100,000 was recorded to reflect this transaction. The fair value of this award was based on a Black-Scholes valuation, which assumed an expected volatility of 57%.

The Company revalued its liability obligations to issue warrants and shares to its lender based on the estimated value of the Company’s stock as of June 30, 2007, and based on a Black-Scholes valuation of warrants, using current interest rates and 57% expected volatility of the Company’s stock based in part on the volatility of comparable public companies. This revaluation resulted in remeasurement expense of $3,501,513 during the three and six months ended June 30, 2007.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
6.	Acquisition of Pryor Assets and Discontinued Operations. On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070. Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability. The remaining cost to remediate the asbestos is now estimated to be approximately $173,000 at June 30, 2007. As part of the asset purchase agreement, the Company assumed all obligations for removing the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller. If the asbestos obligations have not been settled within the required period, the seller may draw upon the letter of credit for any costs incurred by the seller to complete the asbestos removal and any damages permitted to be recovered under the agreement. The Company placed approximately $800,000 in a separate bank account as collateral to the bank issuing the letter of credit. The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062. As a result of sales, this amount has been reduced to $220,889, which is presented as assets held for sale at June 30, 2007 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they are classified as a discontinued operation. The Company expects to sell most or all of these remaining assets during 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”. The Company had originally intended to convert the property to be retained into a licensed waste management facility. However, due to a significant increase in property values, management has decided to sell the property and use the proceeds to pay down existing debt.

7.	Related Party Transactions. During the period from inception (May 2, 2005) through December 31, 2005, the Company incurred and recorded consulting fees related to debt financings of $325,000 plus expenses, and agreed to issue warrants to purchase shares of common stock at an exercise price of $0.50 per share initially valued at $322,318, to a company for which the principal of that company also serves on the Company’s board of directors. The number of warrants to issue was based on 10% of the number of shares, warrants and conversion shares that may be directly or indirectly issued upon the completion of transactions the consulting company helped arrange, and amounted to 3,959,400 warrants. The warrants were issued in December 2006. The consulting company agreed to give half of these warrants to the president of the Company as compensation for work performed by the president to the Company in 2006. In accordance with SEC Staff Accounting Bulletin Topic 5T, the Company has recorded additional compensation expense based on the estimated fair value of these warrants at the grant date. Expense for the six months ended June 30, 2006 was $60,500.

During the six months ended June 30, 2006, the Company recorded an additional $265,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $1,500 in rent. During the six months ended June 30, 2007 the Company recorded $3,000 in rent owed to this consulting company.

During the six months ended June 30, 2007, the Company paid consulting fees of $15,000 to a board member of the Company. The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the six months ended June 30, 2007.

In August 2006 the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the six months ended June 30, 2007, the Company incurred expense of $15,000 under this lease. This lease was terminated in March 2007.

On April 4, 2007, the Company entered into an preliminary agreement with Mr. Richard Coody, then a director and consultant to the Company in which Mr. Coody agreed to return 4,805,000 shares of Amerex stock which he owned to the treasury of Amerex in exchange for a release from his obligations under his consulting agreement. Mr. Ron Brewer, a former director, agreed to return 4,200,000 shares. The agreements were finalized in August, 2007 as described below.

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ronald Brewer in which they each agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 6-month bridge loan to the Company from PROOF. In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to the day to day operations. Messrs. Coody and Brewer will receive credit against their respective obligations to the Company for any shares of theirs that are sold under the pledge. The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares sold by PROOF under the pledge. The funds will be retained in an escrow account and disbursed during 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
8.	Segment Reporting. The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex. Amerex revenues for the six months ended June 30, 2007 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments primarily based on earnings before income taxes Selected financial information for reportable segments for the six months ended June 30, 2007 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	1,143,896	3,113,285		4,257,181
Operating income (loss)	(132,103)	122,134		(9,968)
Other income	0	39,720		39,720
Remeasurement of Equity Obligations	0	(3,501,513)		(3,501,513)
Interest expense, penalties and amortization of debt costs and debt discount	0	(2,347,293)		(2,347,293)
Loss from continuing operations	(132,103)	(5,686,952)		(5,819,054)
Loss from discontinued operations	0	(77,575)		(77,575)
Net income (loss)	(132,103)	(5,764,527)		(5,896,629)
Segment assets	1,558,480	6,587,890	(277,195)	7,869,176
Expenditures for acquisitions, property and equipment	0	24,511		24,511
Selected financial information for reportable segments for the six months ended June 30, 2006 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	1,383,253	1,064,622		2,447,875
Operating income (loss)	72,772	(1,121,425)		(1,048,635)
Other income	(1,165)	13,385		12,220
Remeasurement of Equity Obligations	0	93,750		93,750
Interest expense, penalties and amortization of debt costs and debt discount	(343)	(1,941,270)		(1,841,613)
Income (Loss) from continuing operations	71,264	(2,855,560)		(2,784,296)
Segment assets	1,060,177	8,203,953	(728,657)	8,535,473
Expenditures for acquisitions, property and equipment	0	2,133,142		2,133,142

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
9.	Concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers. The Company generally does not require collateral related to receivables. During the six months ended June 30, 2007, and the six months ended June 30, 2006, the Company had revenue from 3 and 2 customers comprising approximately 73% and 63% of total revenues, respectively. At June 30, 2007 and December 31, 2006 accounts receivable from 3 and 4 customers comprised approximately 72% and 69% of total accounts receivable, respectively.
10.	Commitments and Contingencies. The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.

On December 11, 2006, a complaint was filed by a former employee and his company, alleging unjust termination and seeking payment of his monthly salary of $10,000 for an additional 23 months and other unquantifiable damages. Based upon the Company’s initial investigation of the circumstances of the action, management believes that the suit is without merit.

On July 20, 2007, The Company received a complaint from two former employees alleging their entitlement to incentive bonuses for their services while they were employees of the Company. Management believes that according to the terms of these individuals’ employment agreements that no incentive bonuses are due or payable.

11.	Recently Issued Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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
The common stock of Amerex was not publicly traded prior to the merger with the Company, and the Company’s common stock has not been actively traded since the merger. As such, there were no readily available estimates of the true fair value of the Company and its stock during 2005 and 2006. The estimated value of the Company’s shares of common stock at measurement dates in late 2005 and early 2006 was largely determined based upon recent equity transactions and negotiations with its primary lender in connection with debt issued in November 2005 and February 2006. The estimated value of the Company’s shares of common stock at measurement dates in late 2006 and early 2007 was largely determined based on an evaluation analysis that considered the Company’s results as compared to actively traded peer companies. Management updated the valuationb analysis to estimate the Company’s stock price through June 30, 2007 based largely on discussions with investment bankers regarding the estimated price of a private equity funding. Management believes that these estimated values were representative of the fair value of the Company’s stock at the applicable measurement dates.
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
The following is an overview of the Company’s financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three-month period ending June 30, 2007. We have prepared these statements ourselves and they have not been audited by our independent auditors.
Results of Operations:
Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Net Sales	100%	100%
Cost of Sales	61%	60%
Gross Profit	39%	40%
Selling, General, and Administrative Expense	42%	97%
Total Operating Expense	103%	157%
Income (Loss) from Operations	(3)%	(57)%
Other Income (Expense)	(222)%	(72)%
Loss from Continuing Operations	(225)%	(130)%
Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Net Sales	100%	100%
Cost of Sales	60%	61%
Gross Profit	40%	39%
Selling, General, and Administrative Expense	40%	81%
Total Operating Expense	100%	143%
Income (Loss) from Operations	0%	(43)%
Other Income (Expense)	(136)%	(71)%
Loss from Continuing Operations	(136)%	(114)%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)
Revenues
Revenue for the Three months ended June 30, 2007 was $2,109,309 as compared to revenue of $1,261,030 for the three months ended June 30, 2006. This increase was primarily a result of the commencement of the EQ/Wal Mart contract, which accounted for approximately $451,785 or 21% of our revenue for the three months ended June 30, 2007. This project began in August of 2006 and did not affect the revenue for the period ending June 30, 2006.
Revenue for the six months ended June 30, 2007 was $4,257,181 as compared to revenue of $2,447,874 for the six months ended June 30, 2006. This increase was primarily a result of the commencement of the EQ/Wal Mart contract, which accounted for approximately $982,742 of our revenue for the six months ended June 30, 2007. This project began in August of 2006 and did not affect the revenue for the period ending June 30, 2006. The remainder of the increase was the result of expansion of existing business lines.
Cost of Services Provided
During the three month period ending June 30, 2007 our total cost of services provided was $1,284,999 or 60% of total revenues for a gross profit of $824,310 or 40% as compared to total costs of services provided of $757,506 or 60% of gross revenues for a gross profit of $503,524 or 40% for the comparable three month period ending June 30, 2006. The overall increase in gross profit resulted from a 67% increase in revenue from the three months ended June 30, 2007 over the three months ended June 30, 2006. The Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increased in the cost of fuel will materially impact our business. Approximately 9% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. We are completed negotiating lease arrangements, which include vehicle maintenance and our expectation is that this will nearly eliminate the rental expenses and the cost of the lease would reduce total costs to 2.0-2.5%.
During the six month period ending June 30, 2007 our total cost of services provided was $2,570,252 or 60% of total revenues for a gross profit of $1,686,929 or 40% as compared to total costs of services provided of $1,504,344 or 61% of gross revenues for a gross profit of $942,531 or 39% for the comparable six month period ending June 30, 2006. The overall increase in gross profit resulted from a 74% increase in revenue from the six months ended June 30, 2007 over the six months ended June 30, 2006. The Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increased in the cost of fuel will materially impact our business. Approximately 9% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. We are completed negotiating lease arrangements, which include vehicle maintenance and our expectation is that this will nearly eliminate the rental expenses and the cost of the lease would reduce total costs to 2.0-2.5%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)
SG&A
During the three month period ending June 30, 2007 our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $881,504 or 42% of revenue resulting in an operating loss of $57,194 as compared to operating expenses of $1,228,147 or 97% of revenue resulting in an operating loss of $724,623 for the comparable three month period ending June 30, 2006. The decrease in the relative SG&A was provided mainly from a decrease in non cash wages from the previous to the current period of $130,750. The remaining decrease in our operating losses in the current period occurred mainly as a result of decrease in SG&A wages and professional fees.
During the six month period ending June 30, 2007 our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $1,696,897 or 40% of revenue resulting in an operating loss of $9,968 as compared to operating expenses of $1,991,184 or 81% of revenue resulting in an operating loss of $1,048,653 for the comparable six month period ending June 30, 2006. The decrease in the relative SG&A was provided mainly from a decrease in non cash wages from the previous to the current period and a decrease in SG&A wages and professional fees.
Non-Operating Expenses
During the three month period ending June 30, 2007, our net non-operating expenses were $4,685,125 resulting in a net loss from continuing operations of $4,742,319 as compared with $909,214 in net non-operating expenses and a net loss from continuing operations of $1,633,837 for the three months ended June 30, 2006. These expenses primarily consist of interest expense, amortization of finance fees, amortization of debt discount, financing penalty fees and remeasurment of equity. The remeasurment of equity resulted in $3,501,513 of nonoperating expense during the 2nd quarter of 2007.
During the six month period ending June 30, 2007, our net non-operating expenses were $5,809,086 resulting in a net loss from continuing operations of $5,819,054 as compared with $1,735,643 in net non-operating expenses and a net loss from continuing operations of $2,784,296 for the six months ended June 30, 2006. These expenses primarily consist of interest expense, amortization of finance fees, amortization of debt discount, financing penalty fees, and remeasurement of equity obligation. Due to an increase in the estimated value of the Company’s common shares and an increase in expected volatility of the prove of these shares a remeasuement of equity obligations expense in the amount of $3,501,513 was recorded in the second quarter of 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)
Loss from continuing operations for the three months ended June 30, 2007 was $4,742,319, compared to $1,633,837 in the prior year period.
For the six months ended June 30, 2007 loss from continuing operations was $5,819,054 compared to a loss of $2,784,296 for the six months ended June 30, 2006.
Net loss was $4,726,183 for the three months ended June 30, 2007, compared with a net loss of $1,633,837 for the three months ended June, 2006. The Company realized income of $16,136 in the three months ended June 30, 2007 resulting related to its discontinued operations.
Net loss for the six months ended June 30, 2007 was $5,896,629 compared to a loss of $2,784,296 for the six months ended June 30, 2006. The company realized a net loss of $77,575 during the six months ended June 30, 2007 related to discontinued operations.
Segment Results of Operations
The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex. Amerex revenues for the three months ended June 30, 2007 consist primarily of waste management services similar to those performed by Waste Express. For the three months ended June 30, 2007, the Amerex segment reported an operating loss of $6,276 as compared to the three months ended June 30, 2006 in which the Amerex segment reported an operating loss of $496,668. During the three months ended June 30, 2007, the Waste Express segment recorded an operating loss of $50,918 as compared to the three months ended June 30, 2006 in which the Waste Express segment recorded an operating loss of $227,956. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies; however the majority of the Company’s corporate expenses are included within the Amerex segment. These expenses include professional fees for legal, accounting and information systems consulting as well as insurance, administrative salaries, non cash compensation and benefits and rent and repairs of its corporate headquarters. In addition, the Amerex segment contains more depreciable assets than that of the Waste Express segment which results in increased depreciation expense for the Amerex segment compared to the Waste Express segment. Inclusion of these expenses within the Amerex segment reduces the profitability for that segment when compared to the Waste Express segment.
Financial Condition, Liquidity, and Capital Resources
At June 30, 2007 our cash and cash equivalents amounted to $13,883, which did not include restricted cash of $812,316, and our accounts receivable was $2,214,065. As of December 31, 2007, our cash and cash equivalents were $60,267. Our accounts receivable decreased from $2,638,897 at December 31, 2006 to $2,214,065 as of June 30, 2007, which included unbilled receivables of $359,141. Our total current assets as of June 30, 2007 were $3,389,085, as compared to $4,205,738 as of December 31, 2006. The reduction in the total current assets occurred primarily as a result of a decline in sales and related accounts receivable from fourth quarter 2006 to second quarter 2007. Other current assets also declined due the release of the remainder of the funds owed to the former owner of Environmental Remediation Specialists, Inc. This transaction completes the purchase of that business.
At June 30, 2007, the Company had current liabilities of $17,029,138 comprised of the current portion of long term debt, accounts and notes payable, accrued expenses, our accounts receivable line of credit, accrued share-based liabilities and accrued environmental liabilities. At December 31, 2006, our current liabilities were $12,838,806. The increase in current liabilities from $12,838,806 to $17,029,138 resulted primarily from an increase in accounts payable and an increase in accrued warrant liability due to the remeasurement of equity. The Company failed to make required monthly principal payments to its primary lender during 2007 and was in noncompliance with certain debt covenants regarding delivery of financial statements and liens on assets as of June 30, 2007. As such, the Company is in default of its debt agreements.
The Company has negative working capital of $13.64 million as of June 30, 2007, as compared to negative working capital of $8.63 million as of December 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)
For the six month periods ended June 30, 2007 and June 30, 2006, the Company used cash in operations of $336,652 and used cash in operations of $361,681 respectively. For the six month period ended June 30, 2007 the Company realized an overall decrease in cash and cash equivalents primary due to cash provided by financing activities of $134,379, net cash provided by investing activities of $155,889 offset by the cash used in operating activities of $336,652. For the six months ended June 30, 2006, the Company realized a decrease in cash and cash equivalents of $659,266, primarily due to cash used in investing activities of $441,421 and the aforementioned use of cash in operating activities of $361,681, partially offset by cash provided by financing activities of $143,836.
The Company’s management has previously attracted additional funding in the form of subordinated debt and a line of credit. guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company’s business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of June 30, 2007 by the following actions:
•	The Company continues to implement plans to increase revenues.

•	A bridge loan in the amount of $750,000 with Professional Offshore Opportunity Fund, Ltd was completed in August 2007.

•	The Company is actively soliciting parties interested in the sale/leaseback of our property in Pryor, OK. Proceeds from this sale/leaseback, if it is concluded, will be used to pay down the 12% Senior Convertible Notes.

•	The Company is considering the sale or sale/leaseback of its property owned in Harrison County, Texas.

•	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

•	The Company will seek alternatives measures of financing which may include equity financing or additional subordinated debt.

•	The Company intends to open four additional offices in Phoenix, AZ, Salt Lake City, UT, Denver, CO and Las Vegas, NV to service an existing industrial client as well as additional clients. These locations will result in increased revenues and improved cash flows.

•	The Company has begun preliminary work to initiate the construction of two industrial water treatment plants, at its existing facility in Tulsa, OK and one on its existing facility in Kansas City, MO. This plant will result in increased revenues and profitability as well as improved cash flows.

•	The Company is considering the acquisition of an operating business which currently provides transportation logistics services predominantly via rail. This will add a new service line for the Company as well as providing our existing clients rail transportation in addition to its existing trucking logistics and transportation services. The acquisition should bring increased revenues and profitability.
However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future which could have a material adverse effect on our business, results of operations and financial condition

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)
On April 4, 2007, the Company entered into a preliminary agreement with Mr. Richard Coody, then a director and consultant to the company in which Mr. Coody agreed to return 4,805,000 shares of Amerex stock which he owned to the treasury of Amerex in exchange for a release from his obligations under his consulting agreement. The Company also entered into an agreement with Ron Brewer, a former director, for the return of 4,200,000 shares. These agreements were finalized as follows.
On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ronald Brewer in which they agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 6-month bridge loan from PROOF. This transaction was finalized on August 14, 2007. In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to the day to day operations. The Company agreed to apply the proceeds from any sale of shares held by PROOF as collateral against the obligations of Mr. Coody and Mr. Brewer. The Company also agreed with Mr. Coody and Mr. Brewer to place an amount equal to 22% of the proceeds from the sale of any of their pledged shares into an escrow account to be held until 2009 and distributed to Mr. Coody and Mr. Brewer at that time.
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
PART II. OTHER INFORMATION
ITEM 2. Changes in Securities
ITEM 5. Other Information
a)	None.

b)	None.

PART II. OTHER INFORMATION (Continued)
ITEM 6. Exhibits and Reports on Form 8-K
A. Exhibits

Exhibit No.	Description
10.1	Summary of Compensation Payable to Named Executives

31.1	Chief Executive Officer- Sarbanes-Oxley Act Section 302 Certification

31.2	Financial Officer- Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer- Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer- Sarbanes-Oxley Act Section 906 Certification
B. Reports on Form 8-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.
Date: August 18, 2007	By:	/s/ Nicholas J. Malino
Nicholas J. Malino
Chief Executive Officer (Principal Executive Officer)

Date: August18, 2007	By:	/s/ Bradley Morris
Bradley Morris
Controller

EXHIBIT INDEX

Exhibit No.	Description
10.1	Summary of Compensation Payable to Named Executives

31.1	Chief Executive Officer- Sarbanes-Oxley Act Section 302 Certification

31.2	Financial Officer- Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer- Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer- Sarbanes-Oxley Act Section 906 Certification