Form 10QSB
period 2007-09-30
AMEREX GROUP, INC.
filed 2007-11-19
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2007
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
000-13118
(Commission File No.)

Amerex Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	20-4898182
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES ☐    NO ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at November 8, 2007
Common Stock, $.001 par value	14,968,596
Transitional Small Business Disclosure Format (check one):      YES ☐    NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,823	$60,267
Restricted cash	-0-	812,666
Accounts receivable, trade, net of allowance for doubtful accounts of $15,000 at September 30, 2007 and $32,000 at December 31, 2006	2,524,874	2,638,897
Other current assets	358,662	693,908

TOTAL CURRENT ASSETS	2,977,359	4,205,738

PROPERTY, PLANT AND EQUIPMENT, at cost	3,660,800	3,744,259
Less accumulated depreciation and amortization	(523,865)	(295,218)
NET PROPERTY, PLANT AND EQUIPMENT	3,136,935	3,449,041

Assets held for sale	220,889	363,948

Other assets	880,422	1,456,746

TOTAL ASSETS	$7,215,605	$9,475,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,871,481	$1,867,087
Accrued expenses	1,489,899	1,488,464
Accrued Acquisition Liability	259,761	250,000
Convertible Notes	115,000	0
Current portion of long term debt	6,543,551	5,414,421
Borrowings under line of credit	1,274,040	970,811
Short-Term Loan	177,500	-0-
Environmental remediation liability	-0-	876,036
Obligations to issue equity instruments	1,723,001	1,971,987

TOTAL CURRENT LIABILITIES	13,454,233	12,838,806

Long Term debt, net of debt discount	0	0

TOTAL LIABILITIES	13,454,233	12,838,806

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - 100,000,000 shares authorized, $.001 par value, 14,668,596 shares issued and outstanding	14,669	18,774
Additional paid-in capital	5,677,136	2,740,281
Accumulated deficit	(11,930,433)	(6,122,388)

TOTAL SHAREHOLDERS’ DEFICIT	(6,238,628)	(3,363,333)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,215,605	$9,475,473

See Accompanying Notes

ITEM 1. Financial Statements (cont.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
AMEREX GROUP, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	(Restated) 2006	2007	(Restated) 2006
Revenue	$2,226,849	$2,296,980	$6,483,843	$4,744,854
Operating Expenses:
Cost of Services provided	1,260,379	1,431,437	3,830,631	2,935,539
Selling, general and administrative	1,086,749	758,959	2,387,817	2,403,382
Professional fees	291,344	132,818	515,685	372,968
Depreciation	94,703	90,160	248,110	179,546
Amortization	9,041	5,795	27,123	17,375

Total Operation Expenses	2,742,216	2,419,168	7,009,366	5,908,810

Operating Income (Loss)	(515,367)	(122,188)	(525,523)	(1,163,956)
Other Income (Expense)

Remeasurement of Equity Obligations	(491,501)	-0-	(1,230,014)	93,750
Interest Expense	(290,458)	(178,705)	(698,280)	(527,308)
Amortization of Debt Discount	(712,080)	(323,240)	(1,645,008)	(1,007,620)
Amortization of Capitalized Financing Fees	(233,559)	(190,184)	(641,702)	(486,576)
Financing Penalty Fees	(312,800)	-0-	(911,200)	(512,240)
Other Income	7,655	9,040	47,375	21,262

Loss from Continuing Operations	(2,518,110)	(805,277)	(5,604,352)	(3,582,688)
Income (Loss) From Discontinued Operations	(126,118)	41,479	(203,693)	41,479

Net Loss	$(2,674,228)	$(763,798)	$(5,808,045)	(3,541,209)

Income (Loss) Per Share
Basic and Diluted	$(0.17)	$(0.26)	$(0.33)	$(2.50)
Weighted Average Number of Common Shares Outstanding	15,948,216	2,951,946	17,518,156	1,418,723
Basic and Diluted	15,948,216	2,951,946	17,518,156	1,418,723

ITEM 1. Financial Statements (cont.)
AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2007	(Restated) 2006
Cash Flows From Operating Activities
Net Loss	$(5,808,045)	$(3,541,209)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on discontinued operations	203,693	0
Depreciation and amortization	275,233	196,921
Amortization of debt discount & finance fees	2,286,710	1,494,196
Gain on sale of assets	(17,423)	0
Noncash compensation	603,750	562,810
Changes in:
Accounts receivable	114,023	(2,012,368)
Other current assets	343,906	(59,036)
Other assets	2,500	(11,501)
Accounts payable	4,395	1,044,784
Accrued current liabilities	365,173	1,496,303

Net cash used in operating activities	(1,626,085)	(829,100)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(36,130)	(450,346)
Proceeds from sales of assets	113,700	65,817
Release of restricted cash	812,666	1,694,664
Purchase of investment	(8,661)
Cash paid for asset acquisition	-0-	(1,917,716)
Net cash used by investing activities – continuing operations	881,575	(607,621)

Net cash provided by investing activities – discontinued operations	(56,785)	0

Net cash provided by (used in) investing activities	824,790	(607,621)

Cash flows from Financing Activities
Debt issue costs	(95,000)	(575,649)
Proceeds from debt and equity issuances	1,045,451	1,681,941
Repayment of debt	(115,600)	(63,544)

Net cash provided by financing activities	834,851	1,042,748

Net increase (decrease) in cash and cash equivalents	33,556	(393,973)

Cash and cash equivalents at beginning of period	60,267	729,872

Cash and cash equivalents at end of period	$93,823	$335,898

Supplemental disclosures – cash paid for:
Interest	$698,280	$527,308
Income taxes	—	—

Noncash Transactions
Conversion of debt to equity	100,000	—

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary, AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc., (collectively, the “Company”) at September 30, 2007 and the results of its (i) operations for the nine months ended September 30, 2007 and (restated) 2006 and (ii) cash flows for the nine months ended September 30, 2007 and (restated) 2006. The financial information included herein is taken from the books and records of the Company and is unaudited.

During second quarter 2007, we adjusted first quarter 2007 results to reduce debt discount amortization that had been overstated by $144,547 for the three months ended March 31, 2007. This reduced first quarter 2007 net loss from continuing operations and net loss by $144,547, and first quarter 2007 loss per share by $0.008. This adjustment has been reflected in these statements of operations for the three and nine months ended September 30, 2007.

On July 5, 2006, Amerex Group, Inc. (formerly known as Airguide, Inc.) executed a share exchange of its common stock and acquired 100% of the issued and outstanding capital stock of Amerex, pursuant to a Share Exchange Agreement dated July 5, 2006. Pursuant to the agreement, the stockholders of Amerex received 18,760,074 shares of our common stock in exchange for all of the issued and outstanding capital stock of Amerex, the 100,000 shares of our common stock issued to James Frack were cancelled, and all warrants and convertible notes of Amerex were exchanged for our warrants and convertible notes. In connection with the issuance of the Company’s common stock to the former stockholders of Amerex, the stockholders of Amerex beneficially became the owners of 97.3% of the Company’s issued and outstanding voting securities. The acquisition of Amerex has been treated as a reverse acquisition for accounting purposes and reflect Amerex as the accounting acquirer of Airguide Inc. Therefore, consolidated financial information presented in this document are of Amerex for the pre-acquisition period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB and Forms 10-QSB and Form 8-K filings made to date in 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,218,444 during the year ended December 31, 2006, a net loss for the nine months ended September 30, 2007 of $5,808,045 and further losses are anticipated. As of September 30, 2007, the Company had a working capital deficiency of $10,476,874 and stockholders’ deficit of $6,238,628. Furthermore, the Company has experienced cash flow difficulties, and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand. The Company does not currently have alternate sources of capital sufficient to meet such demands, if made. Most of the Company’s debt is due in November 2007, and there are no assurances that this debt will be renewed, although negotiations to do so are in progress. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

Restated Financial Statements: The Company has restated its consolidated financial statements as of and for the period ending September 30, 2006 from those previously issued based in part on comments received from the Division of Corporation Finance of the SEC. These changes consisted primarily of the recognition of share based compensation and the remeasurement of the various obligations to issue equity instruments to their estimated fair value in light of the requirements of Statement of Financial Accounting Standards (SFAS) No. 150, EITF Issue No. 00-19 and SFAS 123R. In addition the Company provided for the provision of various accrued expenses not previously recognized. The net impact of these changes was to increase the net loss reported by approximately $130,000 and $818,000, respectively, for the three and nine months ended September 30, 2006.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP). This pronouncement is effective for existing registration payment arrangements as of January 1, 2007. We adopted the provisions of this FSP effective January 1, 2007. During third quarter 2007, we determined that application of the FSP requires certain of our outstanding warrants to be reclassified from a liability to equity as of January 1, 2007. The impact on previously issued results for the six months ended June 30, 2007 is to decrease remeasurement of equity obligations expense and increase net income by $2,763,000, since these warrants should not have been remeasured during 2007.

2.	Line of Credit. On August 31, 2006 the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of account receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4% and the term of the line of credit is twenty four months. The Company maintains the right to prepay in cash all of the portion of the revolving notes at 115% of the principal amount plus accrued interest. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement. The Company was in noncompliance with certain of these covenants as of September 30, 2007, and is now in default of its agreement. The debt has accordingly been reclassified as current at September 30, 2007.

3.	Long Term Debt. The Company entered into 10% Senior Secured Convertible Notes (the “Notes”) dated November 21, 2005 with CAMOFI MASTER LDC and a limited number of Qualified Institutional Investors. Interest is payable monthly in arrears, in cash or, at the option of the Company and subject to certain conditions being met, in registered common stock. The Notes are collateralized by a first lien on all current and future assets of the Company and its current and future subsidiaries. The Notes are guaranteed by the current and future subsidiaries of the Company. The agreement requires the Company to comply with certain nonfinancial covenants, including restricting the payment of dividends.

The stated principal of the Notes was $6,000,000, which was increased to $6,800,000 on February 23, 2006. However, the agreement provides for repayment of the principal according to the following premiums and schedule: 102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity. The effect of the premiums increases the effective interest paid on the amounts borrowed. The Notes balance at September 30, 2007 and December 31, 2006 are stated at the amount due at those dates (115% and 112.5%, respectively, of outstanding principal) with a debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

The Notes are convertible at any time into common stock at a fixed conversion price. The fixed conversion price to convert the debt to equity is set at $0.50 per share, subject to downward adjustment for any subsequent equity transactions at prices less than $0.50 per share. During third quarter 2007, $100,000 in notes were converted into 200,000 shares of common stock. In connection with the issuance of the Notes, the holders of the Notes were issued five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants are exercisable on a cashless basis and include certain anti-dilution provisions. When the Notes were amended to increase the outstanding principal to $6,800,000, the number of warrants issued was increased to 2,266,667. In accordance with EITF Issue No. 98-5 and No. 00-27, the $6 million proceeds received were allocated to the Notes and warrants based on their estimated fair values, resulting in the recording of a debt discount. The allocated value of the warrants, which was $980,834, resulted in recording of a debt discount and a liability to issue equity instruments. The additional warrants issued in February 2006 increased this value by $130,778. The determination of the fair value assumed exercise at the end of 5 years and 17.44% stock price volatility. Since the Notes possess a beneficial conversion feature, an additional debt discount and increase to additional paid-in capital of $980,834 at November 2005 and $130,778 at February 2006 were recorded based on the intrinsic value of the conversion feature. Since the shares of the Company’s common stock were not readily convertible to cash at December 31, 2006, neither the warrants nor beneficial conversion feature were subject to SFAS 133 derivative accounting. Due to the liquidated damages discussed in the following paragraph, the warrants were recorded as a liability through December 31, 2006 based on the guidance in EITF 00-19. In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This pronouncement was adopted by the Company effective January 1, 2007, which resulted in reclassification of these warrants valued at $1,479,000 at January 1, 2007, from liabilities to equity.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006. In 2006, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006. We recorded the estimated fair value of these shares of $492,000 as a liability and nonoperating expense as of December 31, 2006 and have reflected the obligation to issue these equity instruments at their current market value of $1,723,001 as of September 30, 2007. These shares are expected to be issued later in 2007. Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Accordingly, the Company has accrued financing penalty fees due to non compliance in the amount of $1,118,600 at September 30, 2007, for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional fees at the rate of approximately $3,400 per day will be required to be accrued for the period subsequent to September 30, 2007 until such time the Company has an effective registration statement under the terms of its agreement.

As of September 30, 2007, the Company has been in noncompliance with certain covenants in the Notes agreement regarding delivery of financial information and liens on assets. The Company also has failed to make certain principal payments in 2007. As a result, the Company is in default of its Notes agreement and no waiver has yet been obtained from the lender.

4.	Short Term Loan. On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“PROOF”), for $750,000. The financing was used to fulfill vendor and other obligations. As disclosed in the Company’s Current Report on Form 8-K filed on August 16, 2007, the financing is in the form of a Secured Promissory Note payable in monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008. The loan bears interest at five percent per annum and is payable in cash or with shares or the Company’s common stock discounted at 30 percent from the average bid price for the five trading days preceding the installment. The Company also is obligated to pay a monthly utilization fee of 10% of the monthly installment. The Company was in noncompliance with certain of these terms as of September 30, 2007, and is now in default of its agreement.

The Company also issued 500,000 shares of its common stock to PROOF under a letter agreement entered into in connection with the financing. The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times. If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares must be repurchased at $200,000 if the note is repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price is $700,000 for a repurchase on or after January 15, 2008. In the event the Company does not pay the amounts due, the Company’s obligation under the letter agreement will bear interest at the rate of two percent per annum. The $750,000 proceeds has been allocated between the loan and related common stock issued simultaneously. This allocation is subject to change during fourth quarter 2007 based on final determinations of the fair values of the loan and common stock.

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

5.	Loss per share. Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”. Weighted average outstanding shares for purposes of the loss per share calculations reflect the one-for-one exchange of Amerex stock for the common stock of Airguide, Inc., the legal acquirer of Amerex on July 5, 2006. Weighted average shares outstanding for the quarter ended September 30, 2006 are 1,418,723. Weighted average shares outstanding for the quarter ended September 30, 2007 were 15,948,216 and reflect the effects of the merger with Airguide, Inc. on July 5, 2006 and the issuance of shares during 2006 to employees, consultants and lender.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
No outstanding stock obligations or warrants represent dilutive potential common shares for the periods January 1 through September 30, 2007 and January 1 through September 30, 2007. As of September 30, 2007, the Company had outstanding common stock warrants to issue approximately 5,766,667 shares of common stock, and obligations to issue 984,000 shares of common stock to a lender (see Note 3). Additionally, the Company awarded options to issue 350,000 common shares to an employee during 2007 (see note 6 below). These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the period presented. Subsequent to September 30, 2007 the Company issued shares to fulfill obligations to issue common stock made by September 30, 2007 as discussed above.

6.	Share-Based Compensation. The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period.

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

On June, 2007, an award of 100,000 options to purchase common stock for $.50 per share was made to a member of the Company’s management team. On September 7, 2007, this management team member was awarded an additional 250,000 options to purchase common stock for $1.50. Non-cash compensation in the amount of $100,000 and $215,000 respectively was recorded to reflect this transaction. The fair value of this award was based on a Black-Scholes valuation, which assumed an expected volatility of 57% of the Company’s stock based in part on the volatility of comparable public companies.

In July 2007, approximately 245,000 shares were awarded to nonemployees in exchange for consulting services to be performed. The estimated value of these services will be recorded as non-cash compensation over the requisite service periods, most of which were performed during third quarter 2007.

On June 1, 2007 an award of 100,000 options to purchase common stock for $0.50 per share was made to a member of Amerex’s management team. On September 7, 2007 this management team member was awarded an additional 250,000 options to purchase common stock for $1.50. Non-cash compensation in the amount of $100,000 and $215,000 respectively was recorded to reflect this transaction. The fair value of this award was based on a Black-Scholes valuation, which assumed an expected volatility of 57% of the Company’s stock based in part on the volatility of comparable public companies.

The Company revalued its liability obligations to issue shares to its lender based on the estimated value of the Company’s stock as of September 30, 2007. This revaluation resulted in remeasurement expense of $491,501 and $1,230,014 during the three and nine months ended September 30, 2007.

7.	Acquisition of Pryor Assets and Discontinued Operations. On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070. Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability. The remediation project was completed by September 30, 2007. The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062. As a result of sales, this amount has been reduced to $220,889, which is presented as assets held for sale at September 30, 2007 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they are classified as a discontinued operation. The Company expects to sell most or all of these remaining assets during 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”. The Company had originally intended to convert the property to be retained into a licensed waste management facility. However, due to a significant increase in property values, Management has decided to sell the property and use the proceeds to pay down existing debt.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
8.	Related Party Transactions. During the period from inception (May 2, 2005) through December 31, 2005, the Company agreed to issue warrants to purchase shares of common stock at an exercise price of $0.50 per share initially valued at $322,318, to a company for which the principal of that company also serves on the Company’s board of directors. The warrants were issued in December 2006. The consulting company agreed to give half of these warrants to the president of the Company as compensation for work performed by the president to the Company in 2006. In accordance with SEC Staff Accounting Bulletin Topic 5T, the Company has recorded additional compensation expense based on the estimated fair value of these warrants at the grant date. Expense for the nine months ended September 30, 2007 was $60,500.

During the nine months ended September 30, 2007, the Company recorded an additional $340,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $1,500 in rent. During the nine months ended September 30, 2007 the Company recorded $3,000 in rent owed to this consulting company.

During the nine months ended September 30, 2007, the Company paid consulting fees of $15,000 to a board member of the Company. The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the nine months ended September 30, 2007.

In August 2006 the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, Oklahoma facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the nine months ended September 30, 2007, the Company incurred expense of $15,000 under this lease. This lease was terminated in March 2007.

On April 4, 2007, the Company entered into a preliminary agreement with Mr. Richard Coody, then a director and consultant to the Company in which Mr. Coody agreed to return 4,805,000 shares of the Company’s common stock which he owned to the Company in exchange for a release from his obligations under his consulting agreement. Mr. Ron Brewer, a former director, agreed to return 4,200,000 shares under a similar arrangement. All agreements were finalized in August, 2007. As of September 30, 2007, Mr. Coody’s 4,805,000 shares have been returned and retired, while Mr. Brewer’s 4,200,000 shares remained outstanding as of September 30, 2007.

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ronald Brewer in which they each agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 6-month bridge loan to the Company from Professional Offshore Opportunity Fund, LTD (See Note 4). In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to management of daily operations. Messrs. Coody and Brewer will receive credit against their respective obligations to the Company for any shares of theirs that are sold under the pledge. The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares sold by PROOF under the pledge. The funds will be retained in an escrow account and disbursed during 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
9.	Segment Reporting. The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex. Amerex revenues for the nine months ended September 30, 2007 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company manages its business segments primarily based on earnings before income taxes. Selected financial information for reportable segments for the nine months ended September 30, 2007 is as follows:

	Waste
	Express	Amerex	Eliminations	Consolidated

Revenues	1,604,207	4,879,636		6,483,843
Operating income (loss)	(276,135)	249,388		(525,523)
Other income	8,661	38,714		47,375
Remeasurement of equity obligations	0	(1,230,014)		(1,230,014)
Interest expense, penalties and amortization of debt costs and debt discount	(14,011)	(3,882,179)		(3,896,190)
Loss from continuing operations	(281,485)	(5,322,867)		(5,604,352)
Loss from discontinued operations	0	(203,693)		(203,693)
Net income (loss)	(281,485)	(5,526,560)		(5,808,045)
Segment assets	1,642,609	6,072,405	(499,409)	7,215,605
Expenditures for acquisitions, property and equipment	0	36,130		36,130
Selected financial information for reportable segments for the nine months ended September 30, 2006 is as follows:

	Waste
	Express	Amerex	Eliminations	Consolidated

Revenues	2,616,435	2,128,419		4,744,854
Operating income (loss)	351,194	(1,515,150)		(1,163,956)
Other income	(1,165)	22,426		21,262
Remeasurement of equity obligations	0	93,750		93,750
Interest expense, penalties and amortization of debt costs and debt discount	(343)	(2,533,401)		(2,533,744)
Income (loss) from continuing operations	349,687	(3,932,374)		(3,582,688)
Income from discontinued operations	0	41,479		41,479
Net income (loss)	349,687	(3,890,895)		(3,541,209)
Segment assets	1,705,249	8,801,577	(691,439)	9,815,386
Expenditures for acquisitions, property and equipment	285,304	165,082		450,386

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
10.  Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the nine months ended September 30, 2007 and 2006, the Company had revenue from 3 and 4 customers comprising approximately 69% and 60% of total revenues, respectively.  At September 30, 2007 and 2006, accounts receivable from 3 and 4 customers comprised approximately 72% and 53% of total accounts receivable, respectively.
11. Commitments and Contingencies:
The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.
In 2005 Amerex was named as a defendant in an action brought by Envirosolve, LLC for the misappropriation of trade secrets. Discovery is ongoing and the Company has yet to determine the amount of damages the plaintiff is alleged to have suffered.
On December 11, 2006, a complaint was filed by a former employee and his company, alleging unjust termination and seeking payment of his monthly salary of $10,000 for an additional 23 months and other unquantifiable damages. Based upon the Company’s initial investigation of the circumstances of the action, management believes that the suit is without merit.
On July 20, 2007, the Company received a complaint from two former employees alleging their entitlement to incentive bonuses for their services while they were employees of the Company. Management believes that according to the terms of these individuals’ employment agreements that no incentive bonuses are due or payable. Amerex was also served in a case that alleges that Amerex was obligated to sell the plaintiff scrap metal from the Pryor, Oklahoma, facility. Preliminary injunctive relief in favor of the plaintiff has been denied by the court and discovery is proceeding.
On September 10, 2007, Amerex Group, Inc. entered into a Letter of Intent to acquire 100% of the stock of Perma-Fix Treatment Solutions, Inc. of Tulsa, Oklahoma from Perma-Fix Environmental Services, Inc. (Nasdaq: PESI; BSE: PESI; Germany: PES.BE). This transaction is subject to the Company completing its due diligence and the parties entering into a definitive agreement. Perma-Fix Treatment Solutions, Inc. is housed on more than 25 acres, licensed to accept an extensive list of waste materials, and includes a water treatment facility.
The initial terms of the agreement stipulate that the Company will pay $2.2 million for all of the assets and the assumption of certain liabilities of Perma-Fix Treatment Services, Inc. Final terms have not yet been determined, and upon the determination of the final terms and conditions the parties will execute a definitive Purchase/Sale Agreement. Closing of the transaction is expected to occur prior to December 31, 2007.
12. Recently Issued Accounting Pronouncements:
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in income Taxes — An Interpretation of SFAS No. 109. This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in SFAS No. 109. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also prescribed regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 was adopted by the Company effective January 1, 2007, and it did not have a material impact on the Company’s financial position and results of operations.
In February 2007, the “FASB” issued “SFAS” No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
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

The estimated value of the Company’s shares of common stock at measurement dates in late 2006 and early 2007 was largely determined based on an evaluation analysis that considered the Company’s results as compared to actively traded peer companies. Management updated the valuation analysis to estimate the Company’s stock price through June 30, 2007 based largely on discussions with investment bankers regarding the estimated price of a private equity funding. Management believes that these estimated values were representative of the fair value of the Company’s stock at the applicable measurement dates. Beginning in the third quarter of 2007 the Company’s stock became actively traded and the Company has now considered its market price for its common stock as a basis for measurement of its stock awards and equity obligations.
4. Debt and equity obligations
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
In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP). This pronouncement is effective for existing registration payment arrangements as of January 1, 2007.  We adopted the provisions of this FSP effective January 1, 2007, which resulted in reclassification of certain of our outstanding warrants from a liability to equity as of January 1, 2007.
The Company regularly uses combinations of debt and equity for financing. When both debt and equity are issued for aggregate cash proceeds, the Company must allocate the cash proceeds between the different components based on their estimated fair values, which may require certain assumptions to be made.
Furthermore, the related agreements may include terms that make determination of the proper accounting for such instruments complicated, and that such determinations may be subject to change based on evolving accounting guidance. Management monitors relevant accounting guidance and records its debt and equity instruments based on its interpretation of applicable accounting guidance with input from external parties when considered necessary.
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

Basis of Presentation:
The acquisition of Amerex Companies, Inc. by Airguide in July 2006 has been treated as a reverse acquisition for accounting purposes. Therefore, consolidated financial information presented in this document is of Amerex Companies, Inc. for the pre-acquisition period.
The following is an overview of the Company’s financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three-month period ending September 30, 2007.  We have prepared these statements ourselves and they have not been audited by our independent auditors.
Results of Operations:
Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net Sales	100%	100%
Cost of Sales	57%	62%
Gross Profit	43%	38%
Selling, General, and Administrative Expense	66%	43%
Total Operating Expense	123%	105%
Income (Loss) from Operations	(23)%	(5)%
Other Income (Expense)	(91)%	(30)%
Loss from Continuing Operations	(114)%	(35)%
Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006
The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net Sales	100%	100%
Cost of Sales	59%	62%
Gross Profit	41%	38%
Selling, General, and Administrative Expense	49%	63%
Total Operating Expense	108%	125%
Income (Loss) from Operations	(8)%	(25)%
Other Income (Expense)	(78)%	(51)%
Loss from Continuing Operations	(86)%	(76)%

Revenues
Revenue for the nine months ended September 30, 2007 was $6,483,843 as compared to revenue of $4,744,854 for the nine months ended September 30, 2006. This increase was primarily a result of the commencement of the EQ/Wal Mart contract, which accounted for approximately $1,427,514 of our revenue for the nine months ended September 30, 2007. This project began in August of 2006 and revenue for the period ending September 31, 2006 was approximately $289,617. The remainder of the increase was the result of expansion of existing business lines.
Revenue for the three months ended September 30, 2007 was $2,226,849 as compared to revenue of $2,296,980 for the three months ended September 30, 2006. This decrease was primarily as a result of the completion of the Mid-America Environmental project which contributed $541,042 for the three month period ending September 30, 2006.
Cost of Services Provided
During the nine month period ending September 30, 2007, our total cost of services provided was $3,830,631 or 59% of total revenues for a gross profit of $2,653,212 or 41%, as compared to total costs of services provided of $2,935,538 or 62% of gross revenues for a gross profit of $1,809,316 or 38% for the comparable nine month period ending September 30, 2006. Contributing to the increase in gross margin was the conclusion of the Mid-America Environmental Project which ended in December of 2006 and which contributed the revenues stated above and which was operated at a gross margin of approximately 7%. The overall increase in cost of services resulted from a 37% increase in revenue for the nine months ended September 30, 2007 over the nine months ended September 30, 2006. The Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increase in the cost of fuel will materially impact our business.
During the three month period ending September 30, 2007 our total cost of services provided was $1,260,379 or 57% of total revenues for a gross profit of $966,470 or 43%, as compared to total costs of services provided of $1,430,195 or 62% of gross revenues for a gross profit of $866,785 or 38% for the comparable three month period ending September 30, 2006. Also contributing to the lower gross margin in the comparable period in 2006 was the Mid-America Environmental project which contributed the revenues indicated above and which was operated at a gross margin of approximately 7%. The Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time, since the majority of our direct expenses are costs of disposal of the materials that we collect. The Company does not anticipate that the continued increase in the cost of fuel will materially impact our business.
SG&A
During the nine month period ending September 30, 2007, our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $3,178,735 or 49% of revenue resulting in an operating loss of $525,523, as compared to operating expenses of $2,973,292 or 63% of revenue resulting in an operating loss of $1,163,956 for the comparable nine month period ending September 30, 2006. The decrease in our operating losses in the current period occurred mainly as a result of decrease in SG&A wages and professional fees. Professional fees during the nine month period ending September 30, 2007 rose 38% or $142,717 over the comparable period ending September 30, 2006. The increase versus the prior year period is also due to increases in non-cash compensation resulting from the issuance of both stock options and restricted stock awards.
During the three month period ending September 30, 2007, our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $1,193,087 or 54% of revenue resulting in an operating loss of $226,617, as compared to operating expenses of $987,732 or 43% of revenue resulting in an operating loss of $122,189 for the comparable three month period ending September 30, 2006. During the current three month period, professional fees rose by 119% from $132,818 to $291,344 as compared to the three month period ending September 30, 2006. This increase was primarily due to increased cost of defending lawsuits in which the Company is a party. The increase versus the prior year period is also due to increases in non-cash compensation resulting from the issuance of both stock options and restricted stock awards.
Non-Operating Expenses
During the nine month period ending September 30, 2007, our net non-operating expenses were $5,078,829 resulting in a net loss from continuing operations of $5,315,602, as compared with $5,604,352 in net non-operating expenses and a net loss from continuing operations of $3,582,688 for the nine months ended September 30, 2006. These expenses primarily consist of interest expense, amortization of finance fees, amortization of debt discount, financing penalty fees and remeasurement of equity. The remeasurement of equity resulted in $1,230,014 of nonoperating expense during the nine months ended September 30, 2007, as compared to $93,750 of remeasurement income during the nine months ended September 30, 2006. Financing penalty fees increased from $512,240 during the nine months ended September 30, 2006 to $911,200 for the nine months ended September 30, 2007, based on the continuing accrual of liquidating damages in connection with registration rights agreements on the Company’s debt. Amortization of debt discount and capitalized financing fees have also increased as additional debt has been issued.

During the three month period ending September 30, 2007, our net non-operating expenses were $2,032,743 resulting in a net loss from continuing operations of $2,548,110 as compared with $683,090 in net non-operating expenses and a net loss from continuing operations of $805,278 for the three months ended September 30, 2006. These expenses primarily consist of interest expense, amortization of finance fees, amortization of debt discount, financing penalty fees, and remeasurement of equity obligation. Due to an increase in the estimated value of the Company’s common shares, a remeasurement of equity obligations expense in the amount of $491,501 was recorded in the third quarter of 2007.
Loss from continuing operations for the nine months ended September 30, 2007 was $5,604,352, compared to $3,582,688 in the prior year period.
For the three months ended September 30, 2007 loss from continuing operations was $2,548,110 compared to a loss of $805,278 for the three months ended September 30, 2006.
Net loss was $5,808,045 for the nine months ended September 30, 2007, compared with a net loss of $3,541,209 for the nine months ended September, 2006. The Company realized loss of $203,693 in the nine months ended September 30, 2007 and income of $41,479 in the nine months ended September 30, 2006 resulting related to its discontinued operations.
Net loss for the three months ended September 30, 2007 was $2,674,228 compared to a loss of $763,799 for the three months ended September 30, 2006. The company realized a loss of $126,118 during the three months ended September 30, 2007 and income of $41,479 during the three months ended September 30, 2006 related to its discontinued operations.
Segment Results of Operations
The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex. Amerex revenues for the nine months ended September 30, 2007 consist primarily of waste management services similar to those performed by Waste Express. For the nine months ended September 30, 2007, the Amerex segment reported an operating loss of $249,388 as compared to the nine months ended September 30, 2006 in which the Amerex segment reported an operating loss of $1,515,150. During the nine months ended September 30, 2007, the Waste Express segment recorded an operating loss of $276,135 as compared to the nine months ended September 30, 2006 in which the Waste Express segment recorded an operating income of $351,194. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies; however the majority of the Company’s corporate expenses are included within the Amerex segment. These expenses include professional fees for legal, accounting and information systems consulting as well as insurance, administrative salaries, non cash compensation and benefits and rent and repairs of its corporate headquarters. In addition, the Amerex segment contains more depreciable assets than that of the Waste Express segment which results in increased depreciation expense for the Amerex segment compared to the Waste Express segment. Inclusion of these expenses within the Amerex segment reduces the profitability for that segment when compared to the Waste Express segment.
Financial Condition, Liquidity, and Capital Resources
At September 30, 2007, our cash and cash equivalents amounted to $93,823 and our accounts receivable was $2,524,874.   As of December 31, 2006, our cash and cash equivalents were $60,267.  Our accounts receivable decreased from $2,638,897 at December 31, 2006 to $2,524,874 as of September 30, 2007, which included unbilled receivables of $686,589. Our total current assets as of September 30, 2007 were $2,977,359, as compared to $4,205,738 as of December 31, 2006. The reduction in the total current assets occurred primarily as a result of a decline in restricted cash from fourth quarter 2006 to third quarter 2007.

At September 30, 2007, the Company had current liabilities of $13,454,233 comprised of the current portion of long term debt, accounts and notes payable, accrued expenses, our accounts receivable line of credit, accrued share-based liabilities and accrued environmental liabilities. At December 31, 2006, our current liabilities were $12,838,806. The increase in current liabilities resulted primarily from an increase in short-term notes and current portion of long-term debt, offset by a decrease in environmental remediation liability.
The Company has negative working capital of $10.477 million as of September 30, 2007, as compared to negative working capital of $8.63 million as of December 31, 2006.
For the nine month periods ended September 30, 2007 and September 30, 2006, the Company used cash in operations of $1,626,085 and $829,100 respectively. For the nine month period ended September 30, 2007, the Company realized an overall increase in cash and cash equivalents of $33,556 primary due to cash provided by financing activities of $834,851, and net cash provided by investing activities of $824,790 offset by the cash used in operating activities of $1,626,085.  For the nine months ended September 30, 2006, the Company realized a decrease in cash and cash equivalents of $393,973, primarily due to cash used in investing activities of $607,621 and the aforementioned use of cash in operating activities of $829,100, partially offset by cash provided by financing activities of $1,042,748.
The Company’s management has previously attracted additional funding in the form of subordinated debt and a line of credit. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company’s business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of September 30, 2007 by the following actions:
•	The Company continues to implement plans to increase revenues.

•	A bridge loan in the amount of $750,000 with Professional Offshore Opportunity Fund, Ltd was completed in August 2007.

•	The Company is actively soliciting parties interested in the sale/leaseback of our property in Pryor, Oklahoma. Proceeds from this sale/leaseback, if it is concluded, will be used to pay down the 10% Senior Secured Convertible Notes.

•	The Company is considering the sale or sale/leaseback of its property owned in Harrison County, Texas.

•	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

•	The Company will seek alternatives measures of financing which may include equity financing or additional subordinated debt.

•	The Company intends to open four additional offices in Phoenix, Arizona, Salt Lake City, Utah, Denver, Colorado, and Las Vegas, Nevada, to service an existing industrial client as well as additional clients. These locations will result in increased revenues and improved cash flows.

•	The Company has begun preliminary work to initiate the construction of two industrial water treatment plants, at its existing facility in Tulsa, OK and one on its existing facility in Kansas City, Missouri. This plant will result in increased revenues and profitability as well as improved cash flows.

•	The Company is considering the acquisition of an operating business which currently provides transportation logistics services predominantly via rail. This will add a new service line for the Company as well as providing our existing clients rail transportation in addition to its existing trucking logistics and transportation services. The acquisition should bring increased revenues and profitability. It is anticipated that this acquisition will be financed by a private equity offering.
However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future which could have a material adverse effect on our business, results of operations and financial condition.  The Notes are scheduled to mature on November 21, 2007. The Company is in default on the Notes and certain other obligations discussed above and can give no assurance that it can cure the defaults or meet its obligations in the future.
On April 4, 2007, the Company entered into a preliminary agreement with Mr. Richard Coody, then a director and consultant to the company in which Mr. Coody agreed to return 4,805,000 shares of the Company’s common stock which he owned to the Company in exchange for a release from his obligations under his consulting agreement. The Company also entered into an agreement with Ron Brewer, a former director, for the return of 4,200,000 shares. Mr. Brewer’s shares have not been returned or retired as of September 30, 2007.

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ronald Brewer in which they agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 6-month bridge loan from Professional Offshore Opportunity Fund, LTD. This transaction was finalized on August 14, 2007. In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to the day to day operations. The Company agreed to apply the proceeds from any sale of shares held by PROOF as collateral against the obligations of Mr. Coody and Mr. Brewer. The Company also agreed with Mr. Coody and Mr. Brewer to place an amount equal to 22% of the proceeds from the sale of any of their pledged shares into an escrow account to be held until 2009 and distributed to Mr. Coody and Mr. Brewer at that time.
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
ITEM 3. Controls and Procedures

The Company has carried out an evaluation, under supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, as a result of material weaknesses in the Company’s internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective in causing the material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission’s (“SEC”) filing deadlines for these reports specified in the SEC’s rules and form.

During the quarter ended September 30, 2007, the Company and its outside auditor, Sartain Fischbein & Co., identified material weakness in the Company’s internal controls. These deficiencies included a limited number of accounting personnel that prevented an adequate segregation of duties in many significant processes, an insufficient review of transactions and a lack of experience in dealing with complex accounting issues. Deficiencies were also identified in the lack of use of checklists to ensure financial statement and SEC disclosures and Audit Committee review of the Company’s disclosures. The Company has remediated, or is in the process of remediating, the identified weaknesses in the Company’s internal controls over disclosure controls and procedures. Based on a number of factors, including the Company’s internal review, efforts to remediate the material weaknesses in internal control over financial reporting described above, and the performance of additional procedures by management designed to ensure reliability of the financial reporting, we believe that the financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls. Following the most recent fiscal quarter we have started the process of remediation of certain of our internal control procedures as described above in this Item 3.
PART II. OTHER INFORMATION
Boyd v. Amerex Companies, Inc. and Thomas v. Amerex Companies, Inc. were filed in the District Court of Tulsa County, Oklahoma. These actions were filed against Amerex in July, 2007, by two former employees of Amerex. The actions have subsequently been consolidated. The plaintiffs claim they were terminated by Amerex in violation of their employment agreements and are seeking to recover unpaid bonuses. These individuals were principals in a company (NES Technology) that was previously acquired by Amerex. Amerex has responded by denying the plaintiffs’ allegations and by asserting counterclaims arising from the acquisition of NES and the subsequent employment of these individuals. Amerex has asserted claims for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and civil conspiracy. Amerex is also seeking rescission of the purchase of NES in order to cause the return of the Company’s stock issued to individuals at the NES closing. Discovery is ongoing in the case.
Yaffe Companies, Inc. v. Amerex Companies, Inc. et al., was filed in the District Court of Tulsa County, Oklahoma, in August, 2007, alleging that Amerex was breaching an agreement to sell the Plaintiff certain scrap metal generated from the demolition of the Pryor, Oklahoma, facility. The Plaintiff seeks to recover the profits it claims it would have made by purchasing the scrap metal from Amerex at market price and then reselling the scrap at an above market price. Amerex has filed an answer denying it was ever obligated to continue selling scrap metal to Yaffe and has also asserted counterclaims against Yaffe for breach of contract and deceit. Discovery is currently underway.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007 approximately 245,000 shares of the Company’s common stock were awarded to nonemployees in exchange for services performed during the third quarter of 2007. The estimated value of these services was recorded as non-cash compensation over the requisite service periods. Of the shares issued, 225,000 were issued as of July 31, 2007, for consulting services to the Company for the production, sale, packaging, marketing, promotion, capitalization and/or other exploitation of the Company’s brand and for email marketing services and contacting potential investors. A second contract was entered into on July 31, 2007, for six months to provide value based management practices. The Company issued 20,000 shares for such services.

ITEM 3. Defaults Upon Senior Securities

The Company has reported noncompliance with the terms of 10% Senior Secured Convertible Notes dated November 21, 2005 at Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at page 8 of this report.

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

AMEREX GROUP, INC.
Date: November 19, 2007	By:	/s/ Nicholas J. Malino
Nicholas J. Malino
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2007	By:	/s/ Bradley Morris
Bradley Morris
Controller

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer- Sarbanes-Oxley Act Section 302 Certification

31.2	Financial Officer- Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer- Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer- Sarbanes-Oxley Act Section 906 Certification