Form 10KSB
period 2007-12-31
AMEREX GROUP, INC.
filed 2008-04-15
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number    000-09735

Amerex Group, Inc.
(Name of small business issuer in its charter)

Oklahoma	20-4898182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1105 N. Peoria Tulsa, Oklahoma	74106
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (918) 858-1050

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Issuer’s revenues for its most recent fiscal year: $8,305,496

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 19, 2008 at $0.42 per common share, was $6,698,251.   For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  Therefore the number of shares of our common stock held by non-affiliates as of March 19, 2008 was 11,113,596.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2007 was 15,709,683 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-KSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

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

CDX.com CO reorganized again in July of 2005: The first part of the July 2005 reorganization involved redomiciling CDX.com CO as an Oklahoma corporation. This was done as follows:  On July 28, 2005, CDX.com CO implemented a reverse stock split, reducing all of its outstanding stock to 1/1000th of its prior value. Also on July 28, 2005, CDX.com CO filed Restated Articles of Incorporation in Colorado. CDX.com CO then entered into an Agreement of Merger with CDX.com Merger, Inc. (“CDX.com Merger OK”), an Oklahoma corporation organized on July 26, 2005 for the purpose of re-domiciling CDX.com CO. CDX.com Merger OK was the survivor under the merger. The common stock of CDX.com Merger OK had identical rights, terms and privileges as the common stock of CDX.com CO.

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

Recent Acquisitions

On September 2, 2005, we purchased the assets of Enhanced Operating Company, LLC, which we refer to herein as EOC, relating to the development of an oil/water separation technology business. We are currently in the process of evaluating technologies that can be utilized in this process. The primary assets purchased in this transaction were storage tanks and vessels, piping, motors and pumps and, including approximately 25 acres of property located in Harrison County, Texas, in consideration for 250,000 restricted shares of our common stock, and all EBITDA profit in excess of 30% annually over a three-year period until $1,000,000 is paid. The contract for this acquisition required us to make a cash infusion of $250,000 in working capital to construct the necessary enhancements to the site and purchase assets to launch  the business operations of EOC. These enhancements consist of acquisition of a salt/water separation technology which will allow us to clean the production water to groundwater levels and to construct the piping and valves needed to integrate the oil/water separation system which we purchase separately and the water/salt separation technology which we have yet to acquire. The $250,000 also includes necessary testing which needs to be accomplished prior to the implementation of the system being acquired. The contract also required us to enter into a three year employment agreement with Michael Eppler, then president of EOC, at a monthly salary of $10,000 and a sign-on bonus of $50,000. This employment agreement was terminated in November 2006 and we agreed to pay Mr. Eppler through November 30, 2006.

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

On September 13, 2005, we purchased certain assets consisting primarily of oil/water separation devices, a mobile laboratory, a mobile treatment unit, and an International Vac Truck from NES Technology LLC, which we refer to herein as NES, and Industrial Waste Services LLC, which we refer to herein as IWS, in consideration for the issuance of 500,000 restricted shares of our common stock to the members of these two companies, including, Richard Coody, a former member of our board of directors, and the assumption of certain outstanding liabilities. Since NES had very limited operations prior to our acquisition of its assets and since subsequent to the acquisition, we did not provide services to any of the same the clients who were serviced by NES and since neither the management nor the location were continuous subsequent to the acquisition, nor was the NES trade name or project history utilized by us after the acquisition, we accounted for this transaction as an acquisition of assets.

The assets and real property from these acquisitions were used to establish our business operations in Tulsa, Oklahoma in November 2005. In the third quarter of 2007 Management decided to terminate those business operations and to sell the real estate and assets fixed to the real estate used in connection with those operations. In accordance with the Amendment to the CAMOFI senior convertible notes, the net proceeds of this sale will be used to pay down this indebtedness.

In February 2006, Amerex Acquisition Corp., a wholly-owned subsidiary of Amerex, acquired approximately 168 acres of heavily developed industrial property in Pryor, Oklahoma from Kaiser Aluminum and Chemical Corporation in consideration for $700,000 in cash and delivery of a cash collateralized irrevocable letter of credit with JP Morgan Chase Bank, in the amount of $800,000, to provide financial assurance for the removal of all asbestos and asbestos containing materials from the property within 18 months following closing. The asbestos removal was completed in September 2007 and we received clearance by the Oklahoma Department of Environmental Quality and Kaiser Aluminum and Chemical Corporation instructed JPMorgan Chase Bank to release the letter of credit. The proceeds from the release of the cash collateralized letter of credit were deployed in accordance with our agreements with Asbestos Handlers, Inc. and X Interchange, Inc..  Asbestos Handlers, Inc. is an asbestos abatement contractor based in Tulsa, Oklahoma. We engaged Asbestos Handers, Inc. to remove the asbestos from the Pryor facility. X Interchange, Inc. is an intermodal transportation logistics company based in Lealand, Kansas. We engaged X Interchange, Inc. to manage the demolition and scrap metal salvage at the Pryor facility. We were also required to deposit $400,000 with the Oklahoma Department of Environmental Quality through Guaranteed Abstract Company, a title company located in Tulsa, Oklahoma, to provide financial assurance of our ability to close the two injection wells on the Pryor property. This amount is currently being held in escrow for the benefit of the Oklahoma Department of Environmental Quality to secure our obligation to close the wells. We intend to close these two injection wells and pay the $400,000 escrow deposit, when returned to us, to CAMOFI pursuant to the terms of the recent amendment to the indebtedness payable to CAMOFI, as discussed in Part II, Item 6, Management’s Discussion and Analysis or Plan of Operations – Debt and Credit Facilities, below.

On April 28, 2006, we purchased certain assets of Environmental Remediation Services, Inc., herein referred to as ERS, consisting primarily of several vacuum trucks, truck equipment, trailer equipment, personal safety equipment, forklifts, tractors, and miscellaneous tools to be used in connection with our emergency response services. The purchase was considered a purchase of assets rather than the purchase of a business since the main purpose was to acquire the assets and to repurpose them to service our existing customers. The purchase price for the assets consisted of cash in the amount of $1,200,000 and our entering into a one-year consulting agreement with Kenneth Duckworth, the sole owner of ERS. To ensure our performance under the consulting agreement, we were required to fund an Irrevocable Standby Letter of Credit in the amount of $600,000 with American Bank and Trust of Tulsa, Oklahoma for the benefit of Kenneth Duckworth, with $150,000 to be released at the end of each quarterly period subsequent to closing until drawn down in full. All amounts under the consulting agreement have now been paid, and the letter of credit has been released.

Recent Financings

On November 21, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, which agreement was amended on February 23, 2006. Under the arrangement as amended, we issued CAMOFI Master LDC a two-year convertible note in the aggregate principal amount of $6,800,000, with interest at ten percent (10%) per annum payable monthly, convertible into 13,600,000 shares of its common stock at a conversion price of $0.50 per share, exclusive of any accrued interest on the note, and a five-year warrant to purchase 2,266,667 shares of our common stock at an exercise price of $0.01 per share. The terms of the note provided for funds to be drawn down in three tranches, with the first tranche of $2.5 million drawn down on November 21, 2005. Pursuant to the financing arrangement, we defaulted on our obligation to timely file a registration statement for the shares underlying the note and warrant and CAMOFI Master LDC agreed to waive all penalties through October 30, 2006 for a five-year warrant to purchase 984,000 shares of our common stock at an exercise price of $0.01 per share. For the period subsequent to October 30, 2006 through December 31, 2006, the Company has accrued for $207,400 in liquidation damages under this agreement. We have also failed to provide CAMOFI with periodic financial reports required under our agreement, which failure has been waived to date without penalty. The obligations under the CAMOFI Master LDC note are secured by a first priority security interest in our assets. These notes were due on November 21, 2007. However, on December 31, 2007 we executed an agreement with CAMOFI Master LDC. Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) interest payments were deferred until April 1, 2008, (c) the Interest Rate has been increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes,  (d) we agree to issue a new note in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other penalties associated with the original note, (e) the monthly redemption amount will be changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties,  (f) the monthly redemption amount will now begin on August 1, 2008, (g) we will use the proceeds from the sale of the Pryor and Leigh properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we agreed to secure at least $2.5 million in additional equity financing before March 31, 2008, (i) we agreed to file a registration statement prior to June 30, 2008, (j) CAMOFI maintains its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) weagreed to issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) we agreed to extend the term of CAMOFI’s warrants to December 31, 2012, and (m) we agreed to make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  Since the definitive agreement has not been executed, Management will endeavor to negotiate changes to the covenants that were not satisfied by the Company as of April 1, 2008 and April 2, 2008, and could allow CAMOFI to declare their indebtedness to be in default. Specifically, these covenants refer to the covenant to secure additional equity financing before March 31, 2008 and to pay deferred interest on April 1, 2008, respectively.

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

On September 2, 2005, we issued a one-year promissory note in the amount of $450,000, with eight percent (8%) interest, to Professional Traders Fund LLC, which we refer to herein as PTF, in consideration for $450,000. $230,840 of the note was repaid on November 29, 2005 with proceeds from the CAMOFI Master LDC financing, and $233,778 was repaid on March 2, 2006, representing principal and accrued interest. Under the PTF financing, we agreed to issue restricted and free trading shares of our common stock to PTF, with the number of shares to be issued and the timing of such issuance to be based upon the timing of repayment of the note. Based on the timing of repayment, we issued PTF 900,000 shares of our common stock.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. 125% of the number of shares underlying the warrant (937,500 shares) are required to be registered for resale pursuant to the registration statement.

On May 2, 2007 we issued a convertible note to an individual for $25,000. This note is convertible into the Company’s common shares at $0.50 per share. The interest rate on this note is 8% per annum. The note has a term of one year and the interest is computed on the actual number of days elapsed and a year of 360 days and is compounded monthly. Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.

On May 4, 2007 we issued a convertible note to an individual for $25,000. This note is convertible into the Company’s common shares at $0.50 per share. The interest rate on this note is 8% per annum. The note has a term of one year and the interest is computed on the actual number of days elapsed and a year of 360 days and is compounded monthly. Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.

On July 10, 2007 we issued a convertible note to an individual for $50,000. This note is convertible into the Company’s common shares at $0.50 per share. The interest rate on this note is 8% per annum. The note has a term of one year and the interest is computed on the actual number of days elapsed and a year of 360 days and is compounded monthly. Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.

Also, on July 10, 2007 we issued a convertible note to this same individual for $12,500. This note is convertible into the Company’s common shares at $0.50 per share. The interest rate on this note is 8% per annum. The note has a term of one year and the interest is computed on the actual number of days elapsed and a year of 360 days and is compounded monthly. Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  As disclosed in the Company’s Current Report on Form 8-K filed on August 16, 2007, the financing is in the form of a Secured Promissory Note payable in monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008. We are currently paying POOF $20,000 per month to secure extensions of this Note  The loan bears interest at five percent per annum and is payable in cash or with shares or the Company’s common stock discounted at 30 percent from the average bid price for the five trading days preceding the installment.  The Company also is obligated to pay a monthly utilization fee of 10% of the monthly installment as of December 31, 2007.

The Company also issued 500,000 shares of its common stock to POOF under a letter agreement entered into in connection with the financing.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares were required to be repurchased at $200,000 if the note was repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price is $700,000 for a repurchase on or after January 15, 2008.  As of December 31, 2007, and as of April 11, 2008, the loan remained outstanding and the shares had not been repurchased and the term of the Note is being extended on a month-to-month basis. In the event the Company does not pay the amounts due, the Company’s obligation under the letter agreement will bear interest at the rate of two percent per annum. The $750,000 of financing proceeds have been allocated between the loan and related common stock issued simultaneously, based on final determinations of the fair values of the loan and common stock.

The obligation of the Company also is secured by shares of the Company’s common stock pledged to POOF by Ron Brewer and Richard Coody, former officers and directors of the Company.  Each pledged 1,450,000 shares.  POOF can exercise its rights as a secured party by selling the shares to apply against the Company’s obligations to POOF in the event of a default by the Company under the Secured Promissory Note.  POOF also has the right to direct the sale of shares in the absence of a default at its discretion.  The pledge is without recourse to the Company.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares of common stock sold by POOF under the pledge. The funds will be retained in an escrow account and paid in 2009.

Employees

As of December 31, 2007, we employed 56 full-time and 4 part-time employees. Of our 60 employees, two are executive officers. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our services are limited to basic environmental procedures and, as such, our field staff does not require advanced degrees or specialized scientific expertise. They do, however, require specialized training pursuant to various federal, state and local regulations. These include Class A Commercial Drivers Licenses with a Hazardous Materials Endorsement for our tractor trailer driver, Class D Commercial Drivers Licenses with Hazardous Materials Endorsements for operators of box trucks, and Class D Commercial Drivers Licenses with a Tanker Endorsement for our tanker drivers. Personnel who are expected to stop, contain, and clean up on-site releases are required to have 24 hours of initial training. Personnel who are involved in cleanups at waste sites-including Superfund sites, RCRA corrective action sites, or even voluntary cleanups involving hazardous substances-must have 40 hours of initial classroom instruction and annual 8-hour refresher courses, as well as confined space training for those employees who make encounter such situations.

Research and Development Expenditures

There were no research and development expenditures incurred for the fiscal year ending December 31, 2007.

Properties

Our principal executive offices and production facility are located on approximately 10 acres of leased space in Tulsa, Oklahoma, including six office, storage and special purpose buildings. We also lease approximately 7,000 square feet of office space in Portland, Oregon and office space in New York City. . The Tulsa lease runs through May of 2011 and contains a five year option to renew with 60 days’ prior notice. The cost of this lease is $6,850 per month and is paid to Ken Duckworth who was the principal owner of Environmental Remediation Specialists, Inc. The Portland, Oregon lease is a month-to-month lease, at the rate of approximately $3,000 per month, paid to Cascade General, Inc.. The New York City lease is a month-to-month lease, at the rate of $1,500 per month. We own approximately 25.5 acres of property in Leigh, Texas, approximately 2.5 acres of property in Kansas City, Missouri, and approximately 153 acres of property in Pryor, Oklahoma. We believe that these properties and facilities are adequate for our current operations. All of our properties and facilities are insured.

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

Our business is at an early stage of operation and there is no meaningful historical financial or other information available upon which you can base your evaluation of our business and its prospects. We have generated $8,305,496 in revenue for the year ending December 31, 2007.

We have a history of losses and may continue to incur losses in the future.

To date, we have been unable to generate revenue sufficient to cover our current expenses and to be profitable. We had a net loss of $8,326,572, for the year ended December 31, 2007. We expect to incur losses for the immediate foreseeable future. There can be no assurance that we will achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained. Due to these losses, we have a continuing need for additional capital.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2007 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We will require additional funding to continue our current operations and  for our future growth, which, if raised through issuance of additional shares of our equity securities, could dilute existing stockholders’ equity interests; it is uncertain whether such additional funding will be available on favorable terms, if at all.

Our ability to continue our current operations and our future growth will depend, to a large extent, on our ability to secure additional debt or capital funding and also on our ability to invest in projects which require a high amount of capital investment. In order to obtain additional capital to develop these growth opportunities, we may be required to issue additional shares of our equity securities. If new shares offered to new and/or existing stockholders are issued, they may be priced at a discount to the then prevailing market price of our shares, in which case, existing stockholders’ equity interests may be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted, and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense, contain restrictive covenants with respect to dividends, future fund-raising exercises and other financial and operational matters. No assurance can be given that funding will be available when needed or that it will be available on favorable terms, if at all.

The substantial level of our debt may require us to allocate a substantial portion of our operating profit to service our debt and may make future borrowing more difficult. As a result, we may not be able to expend the resources necessary to react to changes in our business, which could place us at a competitive disadvantage and have adverse consequences upon our business.

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

If an event of default in respect of the CAMOFI Master LDC note would occur, CAMOFI Master LDC may elect that the CAMOFI Master LDC note be immediately due and payable in an amount equal to 125% of the principal amount of the CAMOFI Master LDC note, plus accrued interest thereon at the rate of 20% per annum. If we default on the CAMOFI Master LDC note and CAMOFI Master LDC demands all payments immediately due and payable, we would not have the cash required to pay such indebtedness. As a result, we may be forced to restructure, file for bankruptcy, sell assets or cease operations, any of which would render our common stock, and your investment, worthless. Further, our obligation under the CAMOFI Master LDC note is secured by substantially all of our and our subsidiaries current and future assets. Failure to fulfill our obligations under the CAMOFI Master LDC note and related agreements could lead to a loss of these assets, which would be detrimental to our operations. The following events, among others, constitute events of default under the note:

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

In 2007, 34% of our revenues were derived from a contract we were awarded by the United States Department of Justice, Drug Enforcement Administration for clandestine drug lab clean ups in eleven contract regions covering sixteen states, and 11% of our total revenues were derived from our contracts with Safety Kleen Systems a national provider of industrial cleaning, parts washing, waste management and recycling services, which we refer to herein as our Industrial Services Customer, for waste treatment projects and 26% of our revenues were from our contracts with the Environmental Quality Company, Inc. Together, these three clients contributed 71% of our revenues during that year.   Our contract with the DEA was issued for up to 24 months starting January 9, 2006. In February of 2008 the Department of Justice, Drug Enforcement Agency announced the award of new two-year contracts for these services. While not all of the contracts have been awarded, we have not been awarded any of these new contracts to date and there is no assurance that we will be awarded any of these contracts in the future. Although our contract with our Industrial Services Customer, entered into on October 10, 2005 for one year, is automatically renewed for additional one-year terms, The Environmental Quality Company may terminate our contract at anytime, with or without cause, upon thirty days’ prior written notice. Both of these contracts are requirements contracts, meaning that the customers place orders for our services and supplies as they require them and there are no minimum services they are required to place.

If we fail to maintain, renew, or replace these contracts, our revenues could be significantly reduced, and therefore negatively impact our financial condition and your investment in us.  Furthermore, since these types of contracts, generally, are submitted to a bidding process, it make take several months to be awarded a contract after the initial bid for the work is submitted by the Company.  This may cause results to fluctuate materially quarter to quarter.

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

Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2007 our accounts receivables of $2,277,396 accounted for approximately 82% of our current assets. Our financial position and profitability are dependent on the credit worthiness of our customers. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

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

As we may, from time to time, subcontract some parts of our services to subcontractors, we face the risk of unreliability of work performed by them. Should any of our subcontractors default on their contractual obligations and work specifications, our ability to deliver service to our customers in accordance with quality and/or timing specifications may, in turn, be adversely affected. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.

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

The Internal Revenue Service may place a lien upon all of the assets of the Compan.y

If the Company is unable to enter into a satisfactory arrangement with the Internal Revenue Service with regard to the Company’s failure to pay payroll taxes for the period  August 17, 2007 through December 31, 2007, the Internal Revenue Service may place a lien upon all of the assets of the Company.  The imposition of a lien against the Company’s assets may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the Internal Revenue Service imposes a lien and then enforces the lien, it may acquire ownership of the assets. In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.

RISKS RELATED TO OUR SECURITIES

Our executive officers, directors and principal stockholders have substantial control over our business, and their interests may not be aligned with the interests of our other stockholders.

As of December 31, 2007, our officers and directors, together with their affiliates, beneficially owned approximately 29.0% of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

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

Our efforts to comply with evolving laws, regulations and standards regarding corporate governance and public disclosure will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If we are unable to fully comply with new or changed laws, regulations and standards we may face regulatory action and investors and others may lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

There is only a limited market for our common stock, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them, or to sell them at all.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “AEXG.”  On March 19, 2008, the last reported sale price of our common stock was $0.42 per share. Prior to August 21, 2006, our common stock was quoted on the pink sheets under the symbol “AGDC.”   The symbol changed from AGDC from AEXG effective March 1, 2007 due to our name change. Our common stock is not actively traded and there can be no assurance that an active trading market will be developed or maintained. See “Market for Our Common Stock.”

The OTCBB is an inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ or other national or regional exchanges. Securities traded on the OTCBB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Consequently, prices for securities traded solely on the OTCBB may be difficult to obtain and are frequent targets of fraud or market manipulation. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock. Moreover, the dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately and may incur an immediate “paper” loss from the price spread.

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

We intend to undertake future offerings of our stock. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon conversion of the convertible note and exercise of outstanding warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Authorized additional shares of our common stock available for issuance may dilute current stockholders.

We are authorized to issue 100,000,000 shares of our common stock. As of December 31, 2007, there were 15,709,683 shares of common stock issued and outstanding and no shares of preferred stock authorized, issued or outstanding. However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants described herein or conversion of the CAMOFI Master LDC note. Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

Penny stock regulations may impose certain restrictions on the marketability of our securities, which may adversely affect the ability of purchasers in this offering to resell our securities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices and production facility are located on approximately 10 acres of leased space in Tulsa, Oklahoma, including six office, storage and special purpose buildings. We also lease approximately 7,000 square feet of office space in Portland, Oregon and office space in New York City. The Tulsa lease runs through May of 2011 and contains a five year option to renew with 60 days’ prior notice. The cost of this lease is $6,850 per month and is paid to Ken Duckworth who was the principal owner of Environmental Remediation Specialists, Inc. The Portland, Oregon lease is a month-to-month lease paid to Cascade General, Inc. at the rate of approximately $3,000 per month. The New York City lease is a month-to-month lease paid at the rate of $1,500 per month. We own approximately 25.5 acres of property in Leigh, Texas, approximately 2.5 acres of property in Kansas City, Missouri, and approximately 168 acres of property in Pryor, Oklahoma. We believe that these properties and facilities are adequate for our current operations. All of our properties and facilities are insured.

ITEM 3.  LEGAL PROCEEDINGS

CONCESSIONS MANUFACTURING COMPANY, LLC

Between August 19, 2006 and August 28, 2006 several of our employees who were formerly affiliated with NES Technologies, LLC and National Environmental Solutions, LLC, as well as NES Technologies, LLC and National Environmental Solutions, LLC, were served with complaints from the District Court of Tulsa County, State of Oklahoma and from Concessions Manufacturing Company, LLC f/k/a Concessions Manufacturing Company, Inc. alleging that the defendants owed Concessions Manufacturing Company, LLC $50,000. The case is listed as CJ-05-7349. During this same timeframe, we were also served with a complaint in the district Court of Tulsa County, State of Oklahoma on behalf of the plaintiff Concessions Manufacturing Company, LLC f/k/a Concessions Manufacturing Company, Inc. Amerex Companies, Inc. was named as a defendant along with several members of our board of directors and staff, and NES Technologies, LLC, a company with which Amerex Companies, Inc. concluded the acquisition of certain assets described elsewhere in this document, and two other unrelated defendants. The plaintiff contends that the one of the unrelated defendants entered into a verbal commitment to a promissory note in the amount of $37,845.30, and that, subsequently, NES Technologies, Inc. and several of our employees and one director (previous to their employment with Amerex Companies, Inc.), and one present shareholder of Amerex Companies, Inc. (although he was not a shareholder at the time the alleged assumption of liability took place) assumed the note. Further, the plaintiffs also allege that Amerex tacitly assumed responsibility for the note subsequent to the acquisition of certain assets of NES Technologies, LLC on September 13, 2005. Management believes that the plaintiff’s case is without merit and will pursue a vigorous defense.

On July 15, 2007 we entered into a Settlement Agreement with Concessions and on August 15, 2007 we paid Concessions $35,000. In consideration of this payment, Concessions provided Amerex with an executed Dismissal with Prejudice of all of its claims against Amerex in this litigation.

ENVIROSOLVE L.L.C.

On December 15, 2005 a complaint was filed in the district court of Tulsa County, State of Oklahoma naming Amerex Companies, Inc. along with Universal Wireline Equipment, LLC, a Company controlled by Richard Coody a director, South Bridge Business Resources, Inc., a Company controlled by Ronald Brewer, one of our former directors and our former Chief Operating Officer, and Mr. Coody, Mr. Brewer and Mr. McMahon as individuals. Mr. McMahon is our Vice President of Operations.

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

Based upon our initial investigation of the circumstances of the action, we believe that the litigation is without merit and intend to pursue a vigorous defense.

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

Based upon our initial investigation of the circumstances of the action, we believe that the litigation is without merit and intend to pursue a vigorous defense.

EMPLOYEE LITIGATION

On July 18, 2007 a complaint was filed in the District Court of Tulsa County, in the State of Oklahoma naming Amerex Companies Inc., by two former employees who were terminated for cause in February 2007.

The complaint alleges that these employees were entitled to incentive bonuses based on their performance during the year ending December 31, 2006. Amerex does not believe that any amounts are owed to these employees under their agreements and has responded to the complaint and filed counterclaims.

YAFFE LITIGATION

On August 23, 2007 a complaint was filed in the District Court of Tulsa County in the State of Oklahoma naming Amerex Companies Inc., by Yaffe Metals, Inc.

The complaint alleges that Yaffe had an exclusive right to purchase the metal salvaged from the Pryor facility and that Amerex breached the agreement by selling a portion of the metal to other companies. The case is currently in discovery and management does not believe that Yaffe was entitled to purchase the metal on an exclusive basis and has filed counterclaims. Yaffe has not indicated the amount of damages that it is seeking.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2007, there were no items submitted  to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the OTCBB under the symbol AEXG and the “Pink Sheets” under the symbol AGDC. However, there is a very limited public market for the Company’s common stock. As of December 31, 2007, 15,709,683 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Amerex common stock and, prior to July 2006, Airguide common stock for each quarter during the past three years. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
12/31/07	0.83	0.59
9/30/07	2.40	1.15
6/30/07	1.80	0.30
3/31/07	1.50	0.25
12/31/06	1.25	1.01
9/30/06	.16	.16
6/30/06	.15	.15
3/31/06	.15	.15
12/31/05	.15	.15
9/30/05	.15	.10
6/30/05	1.00	1.00
3/31/05	1.00	1.00
12/31/04	.20	.20
9/30/04	.90	.90

Holders of Our Common Stock

As of March 19, 2008, the Company had 935 registered shareholders.

Stock Option Grants and Equity Compensation Plans

On November 13, 2007 the Board of Directors directed the officers of the Company to adopt and implement the 2007 Incentive Stock Plan (the “Stock Plan”). The Stock Plan reserves 3,000,000 shares of the Company’s common stock for issuance to employees and others who may be eligible under the Stock Plan.

On November 13, 2007 the Board of Directors consented to the issuance of common stock under the Stock Plan to the following:

160,000 shares of common stock to Craig McMahon, our Vice President of Operations, and 60,000 shares of common stock to Paul Koons, our Manager of Emergency Response Services, 80,000 shares of common stock to Greg Gadbois, the manager of our Portland, Oregon office, and 92,000 shares of common stock, in the aggregate, to 34 other employees. These stock awards were made in recognition of these employees’ performance for the fiscal year ending December 31, 2006, and made the following awards to directors:

Optionee	Option Amount	Vesting

Nicholas J. Malino	500,000	Half Immediately half on first anniversary of issuance
Robert Roever	400,000	Half Immediately half on first anniversary of issuance
John Smith, Esq.	150,000	Immediately

On February 19, 2008, the Board of Directors elected to make the following stock option awards to the Company’s directors

Optionee	Option Amount	Vesting

Nicholas J. Malino	150,000	Immediately
Robert Roever	150,000	Immediately
Philip Getter	100,000	Immediately
John Smith, Esq.	100,000	Immediately

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

Recent Sales of Unregistered Securities

On August 14, 2007, the Company issued 500,000 shares of its common stock to Professional Offshore Opportunity Fund, Ltd. (“POOF”), under a letter agreement entered into in connection with the contemporaneous loan provided by POOF.  (See, Part I, Item I, Recent Financings)  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares must be repurchased at $200,000 if the note is repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price is $700,000 for a repurchase on or after January 15, 2008. As of December 31, 2007, and as of March 24, 2008, the loan remained outstanding and the shares had not been repurchased and the term of the Note is being extended on a month-to-month basis. In the event the Company does not pay the amounts due, the Company’s obligation under the letter agreement will bear interest at the rate of two percent per annum. The $750,000 proceeds have been allocated between the loan and related redeemable common stock simultaneously, based on final determinations of the fair values of the loan and common stock.

The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Business of Amerex Group, Inc.

General

We are engaged, through our subsidiaries, in the industrial and hazardous waste management services industry and the environmental remediation and abatement services industry.

Our industrial waste management services are conducted through Amerex Companies, Inc, an Oklahoma corporation and our wholly-owned subsidiary, which we refer to herein as Amerex, and Waste Express, Inc., a Missouri corporation and wholly-owned subsidiary of Amerex.

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

Industry Background

The demand for industrial waste management services has resulted primarily from the adoption and enforcement of increasingly stringent federal, state and local environmental laws and regulations over the past 30 years. These laws and regulations have significantly increased the costs and potential liabilities associated with the handling of industrial wastes. Under these laws and regulations, a broad list of industrial wastes are classified as "hazardous," and generators of hazardous wastes retain potential legal liability for the proper treatment of such wastes through and including their ultimate disposal. In response to these laws and regulations, many generators of both hazardous and non-hazardous wastes have chosen neither  to maintain their own treatment and disposal facilities nor to develop the technical expertise necessary to assure regulatory compliance. These generators have instead sought to have their waste streams managed by firms that possess collection, transportation, recycling, treatment, disposal and waste-tracking capabilities and have the expertise and financial capacity necessary to comply with applicable environmental laws and regulations.

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

Field services

We provide a wide range of environmental field services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial and waste management companies, and to governmental agencies. Field services refers to the dispatching our personnel and equipment to a customer’s site for the purpose of picking up their hazardous and industrial waste and transporting it to our transfer facility. Field services is the initial transportation phase of our services and also consists of completing the requisite documentation consisting of manifests describing the material being removed, its state and quantity. Next, we properly contain the material consistent with prevailing regulations and lade it upon our rolling stock which may be a roll-off truck, trailer or some specialized containment such as specially-lined contain vehicles for certain materials. Our field services also include property posting appropriate signage on a conspicuous location on the outside of the vehicle to comply with prevailing regulations, typically of the specific State’s Department of Transportation. We identify, evaluate, and solve our customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

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

We typically only track revenues in our service segments. Disposal, which includes waste treatment, characterization, analytical services, lab-packs, and actual disposal, made up approximately 44% of our total revenue from January 1, 2007 through December 31, 2007. Field services, which includes transportation and personnel training, comprised approximately 43% of our revenue from January 1, 2007 through December 31, 2007. Emergency services are tracked separately and contributed approximately 13% of our revenues during this same period. We expect that emergency services will comprise a greater portion of our sales in the future, as this line of business is developed.

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

The purchase price for Waste Express consisted of cash in the amount of $296,281 and acquisition transactions costs of $63,073. The purchase agreement provides for contingent consideration to be paid to the prior owner to the extent that quarterly revenues of Waste Express exceed $270,000, with payments equal to 8% of any such excess up to a maximum amount of $235,000 plus 6% interest. The purchase agreement  required us to pay a fee equal to the greater of $2,500 or one percent (1%) per annum of seller’s current $200,000 line of credit securing Waste Express’ regulatory closure plan until it secures such plan. The cash amount of the purchase price was contingent upon Waste Express’ estimated accumulated reserved liabilities for the disposal of on-site waste not exceeding $80,000 as of September 9, 2005. The actual amount of reserve for estimated disposal costs as of September 9, 2005 was $108,000, and in lieu of reducing the cash portion of the purchase price to $247,000, the seller agreed to waive the fee for securing the regulatory closure plan through September 30, 2006. The principal amount of the note was contingent upon Waste Express having no more than $115,000 in total liabilities as of September 9, 2005, less reserves for disposal, and $75,000 or more in current (aged less than 60 days) accounts receivable as of September 9, 2005. The actual total liabilities were $77,162 and the actual current accounts receivable were $76,784, reducing the principal amount of the note to $225,000. Installment payments on the note are calculated at eight percent (8%) of quarterly gross revenues collected or generated from the operation of the business of Waste Express in excess of $270,000 quarterly until paid in full.  As of March 24, 2008 we have made no further payment.

The acquisition of certain assets of NES Technology LLC and Industrial Waste Services LLC

On September 13, 2005, we purchased the assets of NES Technology LLC and Industrial Waste Services LLC consisting primarily of oil/water separation devices, a mobile laboratory, a mobile treatment unit, and an International Vac Truck relating to their planned business operations in industrial waste disposal and environmental management services, which were never commenced, in consideration for the issuance of 500,000 restricted shares of our common stock to the members of these two companies, including Richard Coody, a member or our board of directors, and the assumption of outstanding liabilities comprising two promissory notes to Summit Bank in the amount of $161,790.32 and past due rent. We have paid the past due rent and the two promissory note to Summit Bank.

The acquisition of certain assets of Enhanced Operating Company

On September 2, 2005, we acquired the assets of EOC relating to the development of an oil/water separation technology, comprising approximately 25 acres of property located in Leigh, Harrison County, Texas and improvements thereon consisting of two buildings and furnishings, six storage tanks and related piping, storage vessels and treatment units, in consideration for 250,000 restricted shares of our common stock, and all EBITDA profit in excess of 30% annually over a three-year period until $1,000,000 is paid. In addition, the contract for this acquisition required us to make a cash infusion of $250,000 in working capital for the business operations of EOC being acquired. To date, we have not developed the assets at this location. The contract also required us to enter into a three year employment agreement with Michael Eppler, then president of EOC, at a monthly salary of $10,000 and a sign-on bonus of $50,000.  This project has been cancelled and we do not expect to incur any expense related to the obligation to pay EBITDA profit on excess of 30%.

The acquisition of certain assets of Kaiser Aluminum and Chemical Corporation

In February 2006, Amerex Acquisition Corp., a wholly-owned subsidiary of Amerex, acquired approximately 168 acres of heavily developed industrial property in Pryor, Oklahoma from Kaiser Aluminum and Chemical Corporation in consideration for $700,000 which amount was paid in cash at closing. We also delivered to them an irrevocable letter of credit with JP Morgan Chase Bank to provide financial assurance for the removal of all asbestos and asbestos containing materials from the property within 18 months following closing. The asbestos removal was completed in September 2007 and we received clearance by the Oklahoma Department of Environmental Quality and Kaiser Aluminum and Chemical Corporation instructed JPMorgan Chase Bank to release the letter of credit. The proceeds from the release of the cash collateralized letter of credit were deployed in accordance with our agreements with Asbestos Handlers, Inc. and X Interchange, Inc.. Asbestos Handlers, Inc. is an asbestos abatement contractor based in Tulsa, Oklahoma. We engaged Asbestos Handers, Inc. to remove the asbestos from the Pryor facility. X Interchange, Inc. is an intermodal transportation logistics company based in Lealand, Kansas. We engaged X Interchange, Inc. to manage the demolition and scrap metal salvage at the Pryor facility. In addition, we were required to deposit $400,000 with the Oklahoma Department of Environmental Quality through Guaranteed Abstract Title Company in Tulsa, Oklahoma to provide financial assurance of our ability to close the two injection wells on the Pryor property. This amount is currently being held in escrow for the benefit of the Oklahoma Department of Environmental Quality to secure our obligation to close the wells. We intend to close the two injection wells and pay the $400,000 escrow deposit, when returned to us, to CAMOFI pursuant to the terms of the recent amendment to the indebtedness payable to CAMOFI, discussed in Part II, Item 6, Management’s Discussion and Analysis or Plan of Operations - Debt and Credit Facilities, below.

The acquisition of certain assets of Environmental Remediation Services, Inc.

On April 28, 2006, we purchased certain assets of Environmental Remediation Services, Inc., herein referred to as ERS, consisting primarily of several vacuum trucks, truck equipment, trailer equipment, personal safety equipment, forklifts, tractors, and miscellaneous tools to be used in connection with our emergency response services. The purchase price for the assets consisted of cash in the amount of $1,200,000 and our entering into a one-year consulting agreement with Kenneth Duckworth, the sole owner of ERS. To ensure our performance under the consulting agreement, we were required to fund an Irrevocable Standby Letter of Credit in the amount of $600,000 with American Bank and Trust of Tulsa, Oklahoma for the benefit of Kenneth Duckworth, with $150,000 to be released at the end of each quarterly period subsequent to closing until drawn down in full. As of March 26, 2008 all payments required to be made from the Standby Letter of Credit have been paid.

Letter of Intent to acquire Perma-Fix Treatment Services

On September 10, 2007, we entered into a letter of intent to acquire 100% of the stock of Perma-Fix Treatment Services, Inc. of Tulsa, OK from Perma-Fix Environmental Services, Inc. (Nasdaq:PESI; BSE: PESI; Germany: PES.BE). This transaction is subject to our completion of due diligence and the parties entering into a definitive agreement. Perma-Fix Treatment Services is housed on more than 25 acres, is licensed to accept an extensive list of waste materials, and includes a water treatment facility.

The initial terms of the agreement stipulate that Amerex will pay $2.2 million for all of the assets and the assumption of certain liabilities of Perma-Fix Treatment Services, Inc., However, and final terms have not yet been determined.  Upon the determination of the final terms and conditions, the parties may execute a definitive Stock Purchase/Sale Agreement. This letter of intent expired on December 21, 2007 and management does not currently expect this transaction to be completed.

Future or Planned Services

Water Disposal and Separation Services to the Oil and Gas Industry; Resale of the Remaining Crude Oil

Upon management’s evaluation of this business we have decided that it should be discontinued and the resources it would utilize should be dedicated to our core businesses. The property and the assets associated with this business are being marketed for sale and the net proceeds will be used to pay down the Company’s existing indebtedness under the CAMOFI 10% Senior Convertible Notes as amended on December 31, 2007.

Expansion of our Waste Management Services to Include Water Treatment Services

We also plan to begin operating two water treatment works permitted for discharge to a POTW. POTW’s are publicly-owned treatment works such as public sewers or sewage lagoons. These water treatment works will treat industrial wastewater and remove contaminants to levels that are allowed by the POTW. We plan to construct two water treatment plants, one at our Tulsa, Oklahoma facility or at the Perma-Fix Treatment Services facility in the event that the Stock Purchase/Sale transaction is closed, and one at our Kansas City, Missouri facility, acquire the necessary processing equipment, as well as staff the facility with qualified personnel. We plan to have both of these begin construction in July 2008 and to become operational toward the end of 2008.  We estimate the cost to completion of the Tulsa facility to be between $350,000 and $500,000. The facility will be located either on our current leased location in Tulsa, Oklahoma or at the Perma-Fix Treatment Services facility in the event that the Perma-Fix Stock Purchase/Sale transaction is closed. We anticipate that this will be financed through subsequent private placements of our securities. We also anticipate that the cost of the Kansas City water plant will be approximately $800,000. Although this facility will be nearly identical to the plant in Tulsa, we have already purchased the real estate contiguous with our current Kansas City location and begun the demolition of several existing structures currently on the site. Additional expenses will be incurred with the grading of this property and the construction of a 20,000 square foot steel building with a concrete slab to house the plant. Our Tulsa facility already has sufficient land and a suitable building with a proper foundation, thus the difference in costs between the two plants. We intend to finance the construction of the Kansas City water plant through future offerings of our common stock.

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

Increased Utilization of Waste Management Facilities

In order to fully utilize our current waste management facility, we plan on increasing our hours of operation to operate 7 days a week and by adding two daily eight-hour work shifts to our existing daily shift. We intend to begin adding these shifts as they become required by the workload. Management expects that additional work will increase during the summer months especially from our second largest client – our Industrial Services Customer.

Sale  of Pryor, and Other  Property

We are currently attempting to sell our property in Pryor, Oklahoma and Leigh County Texas. Management intends to utilize the proceeds from these sales to pay down the Company’s indebtedness to CAMOFI.

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

During the third quarter of 2007 we substantially completed the salvage and reclamation project. All of the proceeds from the sale of the salvage metals were used to finance the demolition and clean up of the property and to finance the removal of asbestos from the facility.

On September 7, 2007 we received a notice from the Oklahoma Department of Environmental Quality that the asbestos removal had been properly completed on the site.

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

Focus on the Development of National Clients and Strategic Relationships

We have developed relationships with several clients with a national or international presence. These clients, despite their size, are considered small-quantity generators. It is this type of client that we are targeting, since most of our smaller competitors do not possess the national infrastructure of transportation logistics and outlets to adequately service these customers and the large competitors who do posses these resources prefer to provide services for larger quantity generators. We intend to continue to focus on becoming specialists in providing services to these types of customers,

Our geographical area of operations extends generally to the southwest of a line extending from Washington State to Florida. In order to properly service national clients a true national presence is necessary. For this reason we have developed strategic relationships with other providers that have a strong presence in areas not covered by our network.

Westward Expansion

In 2008 we plan to open offices in Sacramento, CA, Salt Lake City, UT., Phoenix, AR., and Las Vegas, NV. We expect that our relationships with our national clients will allow us to open these offices with immediate revenue. We estimate that the establishment of these production offices will cost between $300,000 and $400,000 and that revenues from the facilities will be immediately accretive to earnings. We expect to finance these expansions through subsequent offerings of our equity.

Strategic Acquisitions

Our longer range plans involve strategic acquisitions in the second or third quarter of 2008 of businesses and assets compatible and complimentary with ours, which allow for the consolidation of facilities and reduction of some material portion of indirect operating costs such as occupancy costs, back office support and insurance.

Marketing Strategy and Sales of our Services

We market our services on an integrated basis and, in many instances, services in one area of our business support or lead to a project undertaken in another area.

We acquire clients and projects (a) through the relationships that our technical personnel and managers have developed during their professional careers, (b) by responding to general solicitations for proposals from public and private agencies and firms, and (c) through referrals and recommendations from our existing customers.

Customers

We provide services to approximately 297 customers in 17 states and typically do not have written contracts with them. In addition to serving commercial and industrial customers such as waste collectors, manufacturers, health care providers, research organizations, and chemical companies, our customers include federal, state and local governmental agencies, and small quantity generators that have recurring needs for multiple services in managing their environmental exposure. In February of 2008 the Department of Justice Drug Enforcement Agency awarded new contracts for these services covering 14 contract areas including 7 of Amerex’s contract areas. We were not awarded any of these contracts. There are, however, 7 areas which have not yet been awarded, although management does not expect that the Company will be awarded any of these remaining contracts. Despite the loss of this contract, management expects to continue to receive most of the DEA waste from the successful contractors. See below “Subcontractors”

Subcontractors

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

Environmental Regulation

While our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the industrial waste management industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. We make a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

We are required to obtain federal, state and local licenses or approvals for each of our hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired or are in the process of applying for all operating licenses and approvals required for the current operation of our business and the planned expansion or modifications of our operations.

Federal Regulation of Hazardous Waste

The most significant federal environmental laws affecting us are RCRA, the Superfund Act and the Clean Water Act.

RCRA

RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive, “cradle-to-grave” system for the management of a wide range of materials identified as hazardous waste. States, such as Massachusetts, Connecticut, Illinois, and Maryland, that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been authorized by the EPA to administer their facility permitting programs in lieu of the EPA's program.

Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA license from the EPA or an authorized state agency and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A application. By virtue of this filing, a facility obtained Interim Status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A application until the Part B licensing process is concluded. Our facility located in Kansas City, Missouri is subject to RCRA licensing and has been issued a Part B license.

 RCRA requires that Part B licenses contain a schedule of required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility. The EPA estimates that there are approximately 4,300 facilities that treat, store or dispose of hazardous wastes, which can be compelled to take corrective action when necessary. Some facilities are very large and have extensive contamination problems which rival the largest Superfund sites. Other facilities have relatively minor environmental problems. Still others will not need remedial action at all. It is the EPA's policy to compel corrective action at the “worst sites first.” As a result, the EPA has developed a system for assessing the relative environmental cleanup priority of RCRA facilities, called the National Corrective Action Prioritization System, with a High, Medium or Low ranking for each facility. Our RCRA facility located in Kansas City, Missouri does not require any remedial action and has never been assigned a ranking since there is no known environmental impairment of the property.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as the “Superfund Act”

The Superfund Act provides for immediate response and removal actions, coordinated by the EPA, to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment.

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

Licenses and Permits

Our waste treatment facility located in Kansas City, Missouri has been issued a RCRA Part B license which was scheduled to expire in February 2007. The permit has been submitted to the Missouri Department of Natural Resources for renewal. The Department is allowing us to operate under an extension until the renewal is approved. We expect the Department to issue the renewed permit during the second half of 2008.

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

Our pollution liability insurance policies cover potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and while we handle waste at our facilities. XL Insurance Company provides contractor’s liability insurance of $1,000,000 per occurrence and $2,000,000 in the aggregate, covering off-site remedial activities and associated liabilities, and pollution liability coverage of waste in-transit with both single occurrence and aggregate coverage of $2,000,000. This coverage includes liability of $2,000,000 for pollution caused by sudden or accidental occurrences during transportation of waste to our facilities, from the time waste is picked up form the customer until its delivery to the final disposal site.  The total insurance costs for 2007 were $429,464 and management anticipates that there will be an immaterial rise in insurance costs in 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

Amerex Companies, Inc. and its subsidiaries are in the business of providing services to customers who wish to efficiently manage their industrial and household hazardous waste. These services consist primarily of collecting, treating, storing and ultimately disposing of their hazardous and industrial waste. Amerex Companies, Inc. also provides services to municipalities in managing collection days on which residents of the sponsoring municipality may bring their household hazardous waste such as paint, insect control chemicals, batteries, and light bulbs to staging areas which Amerex establishes. Amerex would then collect and sort the collected material and dispose of them properly. Amerex also provides emergency response services to industrial and municipal clients to mitigate or remove hazardous materials following motor vehicle accidents, industrial mishaps, chemical spills and similar emergencies. These services are performed from the Company’s Tulsa, Oklahoma location. Waste Express, Inc. an operating subsidiary of Amerex Companies, Inc. has been issued a Part B license under the Resource Conservation and Recovery Act and operates a treatment storage and disposal facility for Amerex Companies, Inc. The majority of Amerex Companies, Inc. revenues are currently derived from disposal and treatment of hazardous waste. As of December 31, 2007, the company was  a party to a contract with the United States Department of Justice, Drug Enforcement Administration. In this project, we removed potentially hazardous chemicals and other materials from methamphetamine production laboratories subsequent to their being shut down by law enforcement agents of the Drug Enforcement Administration. After the potentially hazardous materials were removed from the premises, Amerex personnel transported them to our licensed facility in Kansas City, Missouri where they were sampled, tested, and their components are characterized. Based upon these characterizations, Amerex then treated and disposed of the components in accordance with prevailing laws and regulations.  This contract ended April 15, 2008.

RESULTS OF OPERATIONS

The following is a summary of the consolidated statements of operations at December 31, 2007 and 2006:

	2007	2006
Operating revenue	$8,305,496	$7,726,099
Cost of services provided	-5,181,392	-5,299,423
Selling, general and administrative	-2,532,992	-2,653,961
Professional fees	-796,376	-494,830
Non cash compensation	-1,056,896	-609,125
Depreciation and Amortization	-395,954	-302,762
Operating Loss	(1,658,114)	(1,634,002)
Interest expense	-1,556,340	-744,544
Amortization of debt discount	-1,604,333	-1,424,067
Amortization of capitalized finance fees	-831,487	-690,645
Financing penalty fees	-1,220,600	-824,902
Other expense	151,684	135,647
Loss from continuing operations	(6,719,190)	(5,182,513)
Loss from discontinued operations	-394,908	-35,931
Net loss	$(7,114,098)	$(5,218,444)

Revenues

For the year ended December 31, 2007, we had total revenues of $8,305,496, as compared to revenue for the year ended December 31, 2006 of $7,726,099. This increase was partially a result of the revenue provided by services under the Environmental Quality Company, Inc. contract. This contract accounted for $2,160,000 or 26% of our revenue for the year ended December 31, 2007, as compared to approximately $851,000 for the year ended December 31, 2006. Also, during the current year we billed approximately $2,800,000 or 34% of our revenue under the Drug Enforcement Agency contract as compared to approximately $2,000,000 under this contract during the previous year. Additionally, we billed approximately $933,000 under the two contracts with our large industrial client for the year ended December 31, 2007 as compared to $773,000 for the year ended December 31, 2006. Together, these three clients accounted for approximately $5,893,000 or 71% of our total revenue for the most recent year as compared to $3,620,000 or 47% of total revenue for the previous year ended December 31, 2006. We expect that the Environmental Quality Company, Inc. contract and the large industrial client contract will continue to contribute significant revenue during 2008.Waste Express revenues were positively impacted during the year ending December 31, 2006 from one project that ran from June through December 2006. Revenue from this project exceeded $1.1 million. Revenues from this project were not replaced.

Management currently anticipates that revenues under the Drug Enforcement Agency contract will continue through the middle of the second quarter, after which revenues may drop significantly as a result of this contract’s expiration. In February of 2008 the Department of Justice, Drug Enforcement Agency announced the award of new two-year contract for these services. While not all of the contracts have been awarded we have not been awarded, to date, any of these new contracts.

Cost of Services Provided

During the year ended December 31, 2007, our total cost of services provided was $5,181,392 or 62% of total revenues for a gross profit of $3,124,104 or 38% as compared to the year ended December 31, 2006, where our total cost of services provided was $5,299,423 or 69% of total revenues for a gross profit of $2,426,676 or 31%. There were two main reasons for the increase in the gross margin for the current period. First was the implementation of operating efficiencies and the application of more economically favorable treatment methods at our Waste Express, Inc. subsidiary. In January of 2007 we replaced the plant manager at Waste Express, Inc. and hired a chemist to assist us in more efficiently packaging our waste material prior to disposal. We began implementing standard industry practices of consolidating similar waste streams and treating certain waste streams in order that they may be rendered innocuous and disposed of at non-hazardous waste sites rather than the more costly hazardous waste sites. Also, by consolidating similar waste streams, we were able to reduce the number of drums  disposed of and dispatched more full truck loads rather than partial truckloads. The second reason was that in the year ended December 31, 2006, the Company engaged in one major project that began on June 28, 2006 and concluded in December 2006 that contributed approximately $1,111,729 or 44% of total revenue. This project is estimated to have contributed to gross margin at a rate of less than 10%. This project was a major contributor to the decline in gross margin for the previous twelve month period. The Company is continuing to research more efficient protocols and methodologies for the treatment and disposal of the waste streams that we collect from our customers, and the Company does not anticipate any major changes to its gross margin percentage in the foreseeable future at this time. Despite the fact that fuel cost rose from $221,295 or 2.9% of revenues for the fiscal year ended December 31, 2006 to $388,866 or 4.7% of revenues for the most recently completed fiscal year, the Company does not anticipate that the continued increase in the cost of fuel will materially impact our business, as most of our contracts allow for fuel surcharges based on a baseline cost of diesel fuel. Approximately 8% of our total direct costs thus far have come from truck rental expenses. We currently do not always have a sufficient number of vehicles to serve our customers at certain times, which requires us to rent vehicles at a higher cost than the fully-burdened cost of running our own trucks. We are evaluating the expansion of the fleet of our currently leased fleet of vehicles.

SG&A Expenses

During the period ending December 31, 2007 our other operating expenses (which includes selling, general and administrative, professional fees, non cash compensation, amortization and depreciation expenses) were $4,782,218 resulting in an operating loss of $1,658,114 compared to the year ended December 31, 2006 in which our total operating expenses were $4,060,678 resulting in an operating loss of $1,634,002. SG&A expenses for the year ended December 31, 2007 represented 30% of revenue as compared to 34% of revenue for the year ended December 31, 2006. The increase in our operating losses occurred mainly as a result of an increase of $591,081 in labor expenses, a $371,931 increase in insurance costs, a $271,068 increase in professional fees and a $93,193 increase in depreciation expenses which were partially offset by a $95,000 decrease in management fees, a $91,047 decrease in consulting fees and a $56,741 decrease in travel expenses. The increase in labor expenses were a result of increased revenue from the previous year. The increase in professional fees were due to increases in legal expenses associated with defending the Company in its various legal disputes and the addition of an investor relations/public relations consulting firm and a part-time general counsel. The decrease in management fees occurred as a result of changing the status of several consultants from consultants to employees, which also contributed to the offsetting increase in labor expenses. The decrease in travel expenses was as a result of the application of more prudent travel planning and by engaging in electronic conferences and conference calls to replace some personal meetings. Management had anticipated that costs associated with our independent auditors would decrease from the previous period since the previous period required an initial audit of Amerex Group and its subsidiaries. This, however, did not occur because the complexities of subsequent financings and  ongoing legal matters continued to require additional effort.

Non-Operating Income and Expenses

During the year ended December 31, 2007, our net non-operating expenses were $5,261,076 resulting in a loss from continuing operations of $6,719,190 as compared to the year ended December 31, 2006, in which our net non-operating expenses were $3,548,511 which resulted in a loss from continuing operations of $5,182,513. During the year ended December 31, 2007 our net non-operating expenses rose due to increased amortization of the debt discount, which rose by $180,266 from $1,424,067 for the year ended December 31, 2006 as compared to $1,604,333 for the current year. And, our net interest expense and interest income resulted in an increase in interest expense of $770,101 in the current year as compared to the previous year, as a result of the Company’s increased debt. The Company’s debt increased with the addition of the CAMOFI accounts receivables line which is near its limit of borrowing of $1,500,000 and the addition of the POOF loan of $750,000. Also, discontinued operations related to the sale of assets held for sale at the Pryor facility was (-$394,908) for the year ended December 31, 2007 as compared to (-$35,931) the year ended December 31, 2006.

Segment Results of Operations

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex. revenues for the year ended December 31, 2007 consist primarily of waste management services similar to those performed by Waste Express. For the year ended December 31, 2007, the Amerex segment reported an operating loss of $1,200,790 as compared to the year ended December 31, 2006 in which the Amerex segment reported an operating loss of $1,895,994. During the year ended December 31, 2007, the Waste Express segment recorded an operating loss of $457,324 as compared to the year ended December 31, 2006 in which the Waste Express segment recorded an operating profit of $261,992.  Waste Express revenues were positively impacted during the year ending December 31, 2006 from one project that ran from June through December 2006. Revenue from this project exceeded $1.1 million. Revenues from this project were not replaced.

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

Liquidity and Capital Resources

At December 31, 2007 our cash and cash equivalents amounted to $19,588 as compared to December 31, 2006 at which time our cash and cash equivalents amounted to $60,267. Our accounts receivable (net of allowance for doubtful accounts) on December 31, 2007 were $2,262,396 as compared to $2,638,897 on December 31, 2006. Our accounts receivable declined by $376,501 to $2,262,396 as of December 31, 2007, which included unbilled receivables of $327,039 as compared to accounts receivable of $2,638,897 and unbilled receivables of $712,223 as of December 31, 2006. Our total current assets as of December 31, 2007 were $2,788,181 as compared to $4,205,738 on December 31, 2006. The decrease in the total current assets occurred as a result of completing the asbestos abatement on the Pryor facility which released restricted cash of $812,666, as well as, the payment of $300,000 to Environmental Response Services which we refer to herein as ERS. This payment was held in escrow during the previous period.

At December 31, 2007 the Company had current liabilities of $6,326,095 compared to current liabilities of $12,838,806 at December 31, 2006, comprised principally of the current portion of long term debt, accounts and notes payable, accrued expenses and accrued share-based liabilities. Current liabilities decreased $6,512,711 during the period due to the addition of short term debt associated with the POOF Note which was offset by a decrease in obligations to issue equity instruments, the decrease in the accrued remediation liability associated with the removal of asbestos from the Pryor facility, and refinancing of the CAMOFI notes payable. As such, the Company has a negative working capital of $3,537,914 as of December 31, 2007 and negative working capital of $8,633,068 as of December 31, 2006.

For the years ended December 31, 2006, and 2007, the Company used cash in operations of $1,445,399 and $1,343,640, respectively. For the year ended December 31, 2006, the Company realized an overall decrease in cash and cash equivalents primarily due to cash provided by financing activities of $799,206 partially offset by net cash used in investing activities of $23,411 and the aforementioned use of cash in operating activities of $1,445,399. For the year ended December 31, 2007 the Company realized a decrease in cash and cash equivalents of $440,679, primarily due to cash provided by investing activities of $759,872 and the aforementioned use of cash in operating activities of $1,338,541, partially offset by cash provided by financing activities of $543,089. Future acquisitions are going to have to be financed through sales of our equity.

We have incurred significant losses since our inception and our stockholders’ deficit and working capital deficit at December 31, 2006 and subsequent to that date are also significant.  The majority of the Company’s debt matures in 2010 and the Company  was not in default of any financial or nonfinancial debt covenants as of December 31, 2007.  Although we owed fees for the extension of the indebtedness under the POOF note as of December 31, 2007, these obligations were subsequently paid in the first quarter of 2008.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract will have a material adverse effect on the Company’s ability to continue as a going concern.

The Company's management has previously attracted additional funding in the form of subordinated debt and a line of credit. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of December 31, 2007 by the following actions:

·	The Company continues to implement plans to increase revenues.

·	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

·	The Company is seeking alternatives measures of financing which may include equity financing or additional subordinated debt.

·
The Company is speaking with and providing information to a regional bank in Kansas City, MO to secure a $500,000 mortgage on the property that the Company owns and on which the Company operates its Waste Express, Inc. subsidiary. Such a transaction would require a release from CAMOFI which currently holds a senior lien on these assets.

·
The Company has been actively marketing the sale of our property in Pryor, OK. We anticipate that the proceeds from this transaction will be utilized to reduce our obligations under the CAMOFI 12% Senior Convertible Notes.

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

On September 12, 2005, we acquired all of the stock of Waste Express, Inc., a Missouri corporation. Waste Express is in the business of transporting, storing and disposing of hazardous and non-hazardous industrial and ousehold waste. Waste Express operates from a single facility in Kansas City, Missouri and is licensed to perform its services under Part B of the RCRA and the MHWML. Waste Express is a wholly owned subsidiary of AMEREX Companies, Inc.

On November 21, 2005, we executed an agreement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, for a 10% Senior Convertible Note due on November 21, 2007. Under the terms of this agreement (the “Senior Convertible Notes Agreement”) we will pay interest only for the first 9 months of the agreement and then will pay interest and principal through the remaining term of the loan. The loan is collateralized by a first lien on all current and future assets of the Company and its subsidiaries.  The principal amortizes over 5 years and since the term of the loan is 2 years there is a terminal balloon payment. We can draw down the total amount of the note in three tranches (intervals). The first tranche of $2.5 million was drawn down at the closing of the transaction and the proceeds were used to pay off then existing indebtedness of the Company and for working capital. On February 23, 2006, this agreement was modified to increase the principal balance from $6,000,000 to $6,800,000, to cover additional costs associated with the purchase of the Pryor Facility. On March 5, 2006 we drew down $2.6 million which was used to purchase the Pryor Facility and for working capital. One April 28, 2006 we drew down the remaining $1.65 million to fund the purchase of the ERS assets and for working capital.

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

On December 31, 2007 we executed an agreement with CAMOFI Master LDC. Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010 (b) the interest payments have been deferred until April 1, 2008, (c) the Interest Rate has been increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and; (d) we agreed to issue a new note in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount will be changed to either $250,000 per month or $150 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, and; (f) the monthly redemption amount will now begin on August 1, 2008; (g) Amerex will use the proceeds from the sale of the Pryor and Leigh properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness; (h) we have agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before March 31, 2008; (i) we have agreed to file a registration statement prior to June 30, 2008; (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock; (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock; (l) Amerex will extend the term of CAMOFI’s warrants to December 31, 2012; and (m) we will make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.

The note is convertible at any time into common stock at a fixed conversion price of $0.50 per share, subject to downward adjustment for any subsequent equity transactions at prices less than $0.50 per share. During third quarter 2007, $100,000 of the principal balance of the note was converted into 200,000 shares of common stock. During the fourth quarter of 2007, $100,000 of the principal balance of the note was converted into 200,000 shares of common stock.  In connection with the loan, the lender was issued five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrants are exercisable on a cashless basis and include certain anti-dilution provisions.

A separate agreement with holder of the note provided that the Company would pay liquidated damages to the holder if a registration statement was not filed and declared effective by certain dates in 2006.  In 2006, the Company agreed to issue 984,000 shares of common stock to the holder of the note to settle such damages, assuming the registration statement was effective by October 30, 2006.  The holder of the note is entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006.  Accordingly, the Company has accrued financing penalty fees due to non compliance which are a part of the principal sum of the new CAMOFI note, having a principal balance of $2,027,123 at December 31, 2007, for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional fees at the rate of approximately $3,400 per day will be required to be accrued for the period subsequent to December 31, 2007, until such time the Company has an effective registration statement under the terms of its agreement. All penalties and defaults were incorporated into the principal balance of the new CAMOFI note financing the amount of $2,027,123.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. We are also required to register shares in the amount of 125% of the number of shares underlying the warrant.  The revolving notes provided the Company with the right to prepay in cash all or a portion of the revolving notes at 115% of the principal amount plus accrued interest. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement. The Company was in noncompliance with certain of these covenants as of September 30, 2007, and is now in default under the credit line agreement.

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  As disclosed in the Company’s Current Report on Form 8-K filed on August 16, 2007, the financing is in the form of a Secured Promissory Note payable in monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008.  The loan bears interest at five percent per annum and is payable in cash or with shares or the Company’s common stock discounted at 30 percent from the average bid price for the five trading days preceding the installment.  The Company also is obligated to pay a monthly utilization fee of 10% of the monthly installment.

The Company also issued 500,000 shares of its common stock to POOF under a letter agreement entered into in connection with the financing.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares must be repurchased at $200,000 if the note is repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price is $700,000 for a repurchase on or after January 15, 2008. As of December 31, 2007, and as of March 24, 2008, the loan remained outstanding and the shares had not been repurchased and the term of the Note is being extended on a month-to-month basis. In the event the Company does not pay the amounts due, the Company’s obligation under the letter agreement will bear interest at the rate of two percent per annum. The $750,000 proceeds has been allocated between the loan and related common stock issued simultaneously, based on final determinations of the fair values of the loan and common stock.

The obligation of the Company also is secured by shares of the Company’s common stock pledged to POOF by Ron Brewer and Richard Coody, former officers and directors of the Company.  Each pledged 1,450,000 shares.  POOF can exercise its rights as a secured party by selling the shares to apply against the Company’s obligations to POOF in the event of a default by the Company under the Secured Promissory Note.  POOF also has the right to direct the sale of shares in the absence of a default at its discretion.  The pledge is without recourse to the Company.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares of common stock sold by POOF under the pledge. The funds will be retained in an escrow account and paid in 2009.

We will continue to evaluate additional funding options including equipment financing, banking facilities, loans, government-funded grants and private and public equity offerings. We may also require funds for future acquisitions that would complement our existing business. Some of these financings may result in substantial dilution to current equity holders.

CONTRACTUAL OBLIGATIONS

We have a Irrevocable Letter of Credit which is cash collateralized with the UMB bank in Kansas City Missouri in the amount of $233,003.00. The Letter of Credit is required by the State of Missouri to fund the closure of the Waste Express facility.

The following table sets forth our contractual obligations as of December 31, 2006:

	Long Term Debt	Interest Obligations	Operating Lease Obligations
2007	$8,421,211	$666,800	$81,000
2008	0	100,000	81,000
2009	0	0	81,000
2010	0	0	81,000
Total	$8,421,211	$766,800	$324,000

The following table sets forth our contractual obligations as of December 31, 2007:

	Long Term Debt	Interest Obligations	Operating Lease Obligations
2008	$2,230,000	$1,089,745	$81,000
2009	3,025,000	776,259	81,000
2010	4,842,324	387,303	81,000
Total	$10,097,324	$2,253,307	$243,000

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

3. Share-based compensation and multiple element transactions

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

The Company engaged a third-party valuation expert to provide an opinion as to the fair value, as of August 14, 2007, of 500,000 unregistered shares (the “Shares”) of Amerex Group, Inc. (the “Company”) issued to a single investor in connection with a $750,000 loan to the Company by the investor (the “POOF Loan”).  The purpose of this opinion is to determine the appropriate amount of debt discount to apply to the Note evidencing such loan. The third party expert utilized the valuation guidelines provided by FASB 157. In accordance with FASB 157, “fair value is the price that would be received to sell an asset…in an orderly transaction between market participants at the measurement date.”  The opinion of the third-party expert was thus applied to property value this instrument. However, as with many financial analyses it is not unlikely that experts may differ on the specific methodologies applied and that these various methodologies may be populated with different assumptions by different experts thereby making it likely that values reported by different evaluators utilizing different methodologies and different assumptions may yield different results.

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

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firm, begin on page F-1 of this Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amerex Group, Inc.

We have audited the accompanying consolidated balance sheets of Amerex Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerex Group, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $7,114,098 during the year ended December 31, 2007, and, as of that date, had a working capital deficiency of $3,537,914 and stockholders’ deficit of $7,688,449.  As discussed in Note 1 to the financial statements, the Company has experienced significant cash flow difficulties and, subsequent to December 31, 2007, was in default on its note agreements, which causes them to become due on demand.  The Company does not currently have alternative sources of capital sufficient to meet such demands, if made. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SARTAIN FISCHBEIN & CO.
Tulsa, Oklahoma
April 14, 2008

Amerex Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
Assets	2007	2006
Current Assets
Cash and cash equivalents	$19,588	$60,267
Restricted cash	0	812,666
Accounts receivable, trade, net of allowance for doubtful accounts of $15,000 at December 31, 2007 and $32,000 at December 31, 2006	2,262,396	2,638,897
Other current assets	506,197	693,908
Total current assets	2,788,181	4,205,738

Property and Equipment, at cost	3,963,844	3,744,259
Less accumulated depreciation	(629,382)	(295,218)
Net property, plant, and equipment	3,334,462	3,449,041
Assets held for sale	0	363,948
Other assets	686,595	1,456,746

Total Assets	$6,809,238	$9,475,473

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$2,476,282	$1,867,087
Accrued expenses	1,089,133	1,488,464
Current portion of long term debt	2,230,000	5,414,421
Borrowings under line of credit	0	970,811
Environmental remediation liability	0	876,036
Obligations to issue equity instruments	265,680	1,971,987
Accrued acquisition liability	265,000	250,000
Total current liabilities	6,326,095	12,838,806

Long term debt	7,471,592	0
Total liabilities	13,797,687	0

Redeemable common stock, 500,000 shares	700,000	0

Stockholders’ Equity (Deficit):
Common stock - $0.001 par value, 100,000,000 shares authorized,
15,709,683 and 18,773,594 shares issued and outstanding in 2007 and 2006, respectively, including redeemable common stock	15,210	18,774
Additional paid in capital	5,532,827	2,740,281
Accumulated deficit	(13,236,486)	(6,122,388)
Total Stockholders’ Equity (Deficit)	(7,688,449)	(3,363,333)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,809,238	$9,475,473

The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006
Operating Revenue	$8,305,496	$7,726,099

Operating Expenses:
Cost of services provided	5,181,392	5,299,423
Selling, general and administrative	2,532,992	2,653,961
Professional fees	796,376	494,830
Non cash compensation	1,056,896	609,125
Depreciation	359,789	266,596
Amortization	36,165	36,166
Operating Loss	(1,658,114)	(1,634,002)

Other Income (Expense):
Interest expense	(1,556,340)	(744,544)
Amortization of debt discount	(1,604,333)	(1,424,067)
Amortization of capitalized finance fees	(831,487)	(690,645)
Remeasurement of obligations to issue equity instruments	227,307	93,515
Financing penalty fees	(1,220,600)	(824,902)
Other income (expense)	(75,623)	42,132

Loss from continuing operations	(6,719,190)	(5,182,513)

Loss from discontinued operations	(394,908)	(35,931)

Net loss	$(7,114,098)	$(5,218,444)

Loss per share:
Loss from continuing operations	$(0.44)	$(0.89)
Net loss	$(0.46)	$(0.89)

Average weighted shares outstanding	16,734,251	5,838,526

The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	For the Years Ended December 31, 2007 and 2006
	Shares	Common Stock	Subscriptions Receivable	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Totals

Balance at January 1, 2006	1,000	$1,000	$(1,000)	$1,355,834	$0	$(903,944)	$451,890
Recapitalization in connection with reverse acquisition	642,594	(456)	1,000	(544)			0
Increase in beneficial conversion feature of debt				130,778			130,778
Issuance of common stock in connection with reverse acquisition	18,230,000	18,230		(18,230)			0
Purchase of shares from shareholder					(185,000)		(185,000)
Cancellation of shares	(100,000)			(59,000)	59,000		0
Stock compensation for shares issued				488,125			488,125
Compensation for stock warrants contributed to employee				121,000			121,000
Issuance of common stock warrants to lenders				722,318			722,318
Shares given to lender in settlement of obligations					126,000		126,000
Net loss						(5,218,444)	(5,218,444)
Balance at December 31, 2006	18,773,594	18,774	0	2,740,281	0	(6,122,388)	(3,363,333)

Reclassification of warrants from liabilities to equity do to accounting change				1,479,000			1,479,000
Return and cancellation of common stock previously issued	(4,805,000)	(4,805)		4,805			0
Issuance of common stock to lenders	561,087	561		155,982			156,543
Increase in beneficial conversion feature of debt				156,543			156,543
Conversion of debt to common stock	380,000	380		189,620			190,000
Stock options issued to employees				708,709			708,709
Fixed obligation to issue shares to consultants				192,937			192,937
Stock issued to employees	300,002	300		154,950			155,250
Increase in value of redeemable common stock				(250,000)			(250,000)
Net loss						(7,114,098)	(7,114,098)
Balance at December 31, 2007	15,209,683	$15,210	$0	$5,532,827	$0	$(13,236,486)	$(7,688,449)

The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(7,114,098)	$(5,218,444)
Adjustments required to reconcile net loss to cash flows
used by operating activities:
Loss from discontinued operations	394,908	35,931
Share based compensation and remeasurement of equity obligations	1,056,896	609,125
Depreciation and amortization	1,231,189	993,407
Amortization of debt discount	1,604,333	1,424,067
Gain on sale of assets	97,776	(13,158)
Changes in Operating Assets and Liabilities
Accounts receivable	376,501	(2,498,219)
Other current assets	187,711	(444,750)
Other assets	(2,500)	123,141
Accounts payable	609,195	1,771,196
Other current liabilities	214,449	1,772,305
Net cash used by operating activities	(1,343,640)	(1,445,399)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(69,099)	(448,891)
Disposal of property, plant and equipment	47,265	32,681
Restricted cash	812,666	2,287,334
Cash paid for asset acquisitions	0	(1,917,716)
Purchase of certificate of deposit	0	(233,003)
Net cash used by investing activities – continuing operations	790,832	(279,595)
Net cash provided by investing activities – discontinued operations	(30,960)	256,184
Net cash provided (used) by investing activities	759,872	(23,411)

Cash Flows from Financing Activities:
Debt issue costs	(94,901)	(598,364)
Proceeds from issuances of long term debt and related equity	865,000	800,000
Net borrowings (repayments) on line of credit	(91,410)	1,277,810
Repayments of debt	(135,600)	(680,240)
Net cash provided by financing activities	543,089	799,206

Net Decrease in Cash and Cash Equivalents	(40,679)	(669,604)
Cash and Cash Equivalents, Beginning of Year	60,267	729,871
Cash and Cash Equivalents, End of Year	$19,588	$60,267

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION:

Interest Paid	$1,028,371	$725,586

NONCASH TRANSACTIONS

Accrual for additional contingent consideration related to the Waste Express acquisition	$-	$250,000

Note payable issued as payment for accrued liabilities	2,027,123	-

Conversion of debt to common stock	190,000	-

The accompanying notes are an integral part of the financial statements.

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Amerex Group, Inc. and Subsidiaries (the “Company”) is involved principally in providing waste management services to private companies, government agencies and municipalities located primarily in south central United States.

Going Concern:  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $7,114,098 during the year ended December 31, 2007, and further losses are anticipated.  As of December 31, 2007, the Company had a working capital deficiency of $3,537,914 and stockholders’ deficit of $7,688,449.  Furthermore, the Company has experienced cash flow difficulties, and subsequent to December 31, 2007, was in default on its note agreements, which causes them to become due on demand.  The Company does not currently have alternative sources of capital sufficient to meet such demands, if made.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

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

The accompanying consolidated financial statements include the accounts of Airguide, Amerex and its wholly-owned subsidiary, Waste Express, Inc. (“Waste Express’).  All significant intercompany transactions and balances have been eliminated in consolidation, including $9,516 of receivables due to and $97,438 of payables due from Amerex Companies, Inc. as of December 31, 2007 and 2006, respectively.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents, Including Restricted Cash:  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents do not include restricted cash.

Restricted cash at December 31, 2006 consists of cash maintained as collateral for letters of credit issued by financial institutions on behalf of the Company expected to be released within one year.

The Company periodically maintains certain cash and restricted cash balances at financial institutions in excess of federally insured amounts.  At December 31, 2006, such excess amounts were $0 for cash and $712,666 for restricted cash. There were no such excess amounts at December 31, 2007.

Under the terms of the loan agreements with CAMOFI, the Company has established a lockbox with North Fork Bank, whereby all of the receipts from accounts receivable are deposited into the lockbox.  When these deposits clear the North Fork Bank, a transfer of funds is made to CAMOFI, and the receipts are applied against the Revolving Line of Credit.  The Company makes periodic draw downs on the line of credit based on it’s applicable borrowing base.

Accounts Receivable:  Accounts receivable consists of amounts due from customers for services provided.  Accounts receivable are uncollateralized obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The Company establishes an allowance for doubtful accounts based on its best estimate of probable losses in the accounts receivable balance.  At December 31, 2007 the allowance for uncollectible accounts was $15,000. The allowance for doubtful accounts was $32,000 as of December 31, 2006. The Company generally does not charge interest on delinquent accounts unless a contract specifically indicates otherwise.

The Company accrues for unbilled receivables pertaining primarily to services rendered in connection with a contract it was awarded by the United States Department of Justice, Drug Enforcement Administration (“DEA”) for drug lab clean ups in ten contract regions covering eleven states (North Texas, Oklahoma, Kansas, Iowa, Missouri, Arkansas, Illinois, Indiana, Ohio, Tennessee and Alabama).  This contract is a requirements contracts, meaning that the customers place orders for the Companies services and supplies as they require them. In these service transactions the Company has realized a time delay in the timing of the services being provided and the actual billing due to the involvement of third party contractors. In these situations all of the Company’s accounting policies with respect to revenue recognition have been met at the time of service including the existence of pervasive evidence of an arrangement, the price is fixed and determinable, collection is reasonably assured and the services have been provided. As a result the Company has accrued for this revenue and recorded an unbilled receivable included within accounts receivable on its balance sheet. The Company bills for these services at the time all the appropriate information is received from third party contractors in conformity with DEA billing requirements. This time lag in general, is approximately 45 days from the date of service until billing. Unbilled accounts receivable was $561,926 at December 31, 2007 and $712,223 at December 31, 2006.

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

Assets not in service includes facilities and related equipment not yet placed in service and the costs of construction in progress on such facilities.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets held for sale are recorded at the lower of cost or estimated fair value less costs to sell and are not depreciated.

The Company accounts for any obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.    The Company has recorded an Asset Retirement Obligation of $325,000 at December 31, 2007, which is reflected as land and accrued expenses in the accompanying consolidated balance sheet.

Permit Costs:  The cost of the Company’s environmental permit is being amortized on a straight-line basis over its estimated useful life of 10 years.

Impairment of Long-Lived Assets:    The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the Company determines the amount of the impairment by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.  No impairment was recorded in 2006 or 2007.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, the price is fixed or determinable and collection is reasonably assured.

Income Taxes:  Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred taxes arising from the temporary differences between income for financial reporting and income tax purposes.  Temporary differences giving rise to deferred tax assets and liabilities consist primarily of differences between the financial reporting bases and income tax bases of bank premises and equipment and other assets, the allowance for loan losses, and net operating losses. The Company has accrued no interest or penalties related to any unrecognized tax benefits.

Advertising Costs:  The Company expenses the cost of advertising as incurred.  Advertising expense was approximately $31,000 and $32,000 for the years ended December 31, 2007 and 2006, respectively.

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

Prior to September 2005, the Company agreed to issue 12,755,000 shares of the Company’s common stock to three founding employees and 2,450,000 shares to a consultant for work performed in organizing the Company.  Since these individuals were legally entitled to receive the shares at that time as no further performance was required and since the Company was considered to have minimal value at the grant date, no compensation expense was recorded.  In 2006, the Company agreed to issue 375,000 shares of common stock to employees and 1,000,000 shares to nonemployees upon completion of a reverse merger with a public company.  All of these shares were issued during third quarter 2006.  The estimated value of awards at the grant date for employeesand at the date of completion of performance for nonemployees is being recorded to expense over the requisite service periods.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mr. Onody  assumed the position of Chief Operating Officer in June 2007 as part of his initial four-month employment agreement he was provided with option to purchase up to 100,000 shares. Subsequently on September 7, 2007 Mr. Onody was issued another option to purchase up to 250,000 shares.

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

The estimated useful life of the permit and determination of whether an impairment of the permit has occurred is based on management’s estimate of the cash flows to be derived from the permit, which are based in part on management’s assessment of the Company’s ability to maintain and renew its permit. Determination as to whether an impairment of the Company’s other long-lived assets has occurred is also based largely on management’s estimates of cash flows and fair values of assets, which are subject to change.  It is reasonably possible that an impairment of the permit could occur in the near future.

Exchanges of goods and services without a readily determinable value for share-based payments are based on the estimated values of the Company’s common stock and applicable share-based payment, as determined by the Company, which involves making certain assumptions and subjective judgments.  The estimated fair value of the Company’s common stock used in its valuation of share-based payments was $0.50 per share in 2006.  This value was based on negotiated terms with a lender in late 2005 and early 2006, and on a third party valuation analysis considering the Company’s results as compared to peer companies.  The estimated fair values of the Company’s common stock used in its valuation of share-based payments in 2007 was based in part on third party valuation reports and the current trading price of the Company’s stock at the measurement date, adjusted as considered necessary by management for changes in conditions since the latest valuation report and other relevant factors.  In valuations of stock warrants issued in 2006, the risk-free interest rate assumed ranged from 4.31% to 4.55%.  Stock options were valued using a Black-Scholes analysis and the assumptions discussed in the preceding section.

Multiple Element Transactions:  The Company records transactions involving multiple elements for cash proceeds by allocating the proceeds among the elements based on the estimated fair values of the individual elements.  Such elements are valued using acceptable valuation methodologies, relying on market-based data where possible.  Third-party specialists are utilized where considered necessary to assist the Company in determining the estimated fair values of individual elements.  The Company occasionally raises funds using a combination of debt and equity financing, which requires an allocation of proceeds between the debt and equity components, based on their estimated fair values.

New Accounting Pronouncements:    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements" (FSP).  This pronouncement is effective for existing registration payment arrangements as of January 1, 2007.  The Company adopted the provisions of this FSP effective January 1, 2007.  We determined that application of the FSP required certain of our outstanding warrants to be reclassified from a liability to equity as of January 1, 2007.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109,” (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions.  Under FIN 48, an entity should recognize a tax benefit when it is more likely than not, based on technical merits, that the position would be sustained upon examination by a taxing authority.  The Company adopted FIN 48 as of January 1, 2007.  There were no adjustments required in 2007 as a result of adopting this standard,

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB SFAS No. 3,” to change the requirements for the accounting for and reporting of a change in accounting principle. The provisions of the Statement were effective and adopted as of January 1, 2006.

Loss per Share:  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.  Weighted average outstanding shares for purposes of the loss per share calculations reflect the one-for-one exchange of Amerex stock for the common stock of Airguide, Inc., the legal acquirer of Amerex on July 5, 2006.  Weighted average shares outstanding as of December 31, 2006 was 5,838,526.  Weighted average shares outstanding for the year ended December 31, 2007 was 16,734,251 and reflect the effects of the merger with Airguide, Inc. on July 5, 2006 and the issuance of shares during 2007 and 2006 to employees, consultants and lenders.

No outstanding stock obligations or warrants represent dilutive potential common shares for the years ended 2007 and 2006.  As of December 31, 2005, the Company had outstanding common stock warrants to issue approximately 5,500,000 shares of common stock.  In 2006, the Company issued additional warrants to issue 266,667 shares of common stock and committed to issue 984,000 shares of common stock to a lender (see Note 3).  Mr.Onody  our Chief Operating Officer in June 2007 as part of his initial four-month employment

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

agreement he was provided with option to purchase up to 100,000 shares. Subsequently on September 7, 2007 Mr. Onody was issued another option to purchase up to 250,000 shares. On November 13, 2007 the Board of Directors consented to the issuance of common stock under the Stock Plan for 160,000 shares of common stock to Craig McMahon, our Vice President of Operations, and 60,000 shares of common stock to Paul Koons, our Manager of Emergency Response Services, 80,000 shares of common stock to Greg Gadbois, the manager of our Portland, Oregon office, and 92,000 shares of common stock, in the aggregate, to 34 other employees.   These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the periods presented.

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

The purchase agreement provided for contingent consideration to be paid to the prior owner to the extent that quarterly revenues of Waste Express exceed $270,000, with payments equal to 8% of any such excess up to a maximum amount of $235,000 plus 6% interest.  No amount was initially included in the purchase price for this consideration since the outcome of this contingency was uncertain as of December 31, 2005.  During the year ended December 31, 2006, additional consideration had become probable, for which the purchase price was increased by $250,000 and which was accrued as a current liability as of December 31, 2006. The liability has subsequently increased to $265,000 at December 31, 2007 due to the accrual of interest on the obligation.

3.  NOTE PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2007	2006

Note payable to POOF due February 2008, bearing interest at 5%, secured by shares pledged by stockholders.	$730,000	$-

Senior Secured Convertible Notes to CAMOFI	6,444,989	7,143,400
Note payable to CAMOFI	2,027,123	-
-notes to CAMOFI bear interest at 12%, interest payable beginning April 2008 with principal payments of $250,000 per month, with final balloon payment due November 2010.

Line of credit to CAMOFI, bearing interest at 12%, due November 2010 and collateralized by accounts receivable.	1,186,401	1,277,811

Convertible note payable	25,000	-

	10,411,078	8,421,211

Unamortized debt discount on POOF note payable	(112,500)

Unamortized debt discount on CAMOFI notes payable	(150,020)

Unamortized debt discount on line of credit	-	(307,000)
Unamortized debt discount on CAMOFI-beneficial conversion interest	(150,020)
Unamortized debt discount-premium on CAMOFI debt	(296,946)

Unamortized debt discount on Senior Secured Convertible Notes	-	(1,728,979)

	9,701,592	6,385,232
Less line of credit, net of debt discount	0	970,811
Less current maturities of long-term debt	2,230,000	5,414,421

Long-term debt	$7,471,592	$-

3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

A roll forward of the total amortized debt discount is as follows:

Balance at December 31, 2005	$2,630,490
Discount associated with premium on repayments of $800,000 increase in principal of senior secured convertible notes	80,000
Discount associated with increase in premium on repayments according to Notes agreements	119,000
Discount associated with additional warrants and beneficial conversion feature on increase in senior secured convertible notes	261,556
Discount associated with warrants on line of credit	369,000
Amortization of debt discount	(1,424,067)

Balance at December 31, 2006	2,035,979

Discount associated with note payable to POOF, 500,000 common shares issued	450,000
Net reduction in discount associated with premium on notes payable to CAMOFI	(485,246)
Discount associated with notes payable to CAMOFI, 561,087 common shares issued	156,543
Discount associated with notes payable to CAMOFI, beneficial conversion interest	156,543

Amortization of debt discount	(1,604,333)

Balance at December 31, 2007	$709,486

POOF Note Payable and Related Redeemable Common Stock

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  The note was originally structured to require monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008.  The loan bears interest at 5% per annum and is payable in cash or with shares of Company common stock discounted at 30% from the average bid price for the five days preceding the installment.  The Company was also obligated to pay a monthly utilization fee of 10% of the monthly installment.  The Company did not make the scheduled payments on the POOF loan, and verbally agreed to monthly extensions of the amount due and paying monthly interest and $10,000 principal.  As of December 31, 2007 the Company had not paid the amounts due for the monthly extension. However, subsequently these amounts were paid in the first quarter of 2008 for the period ending December 31, 2007.

The Company has also issued 500,000 shares of common stock to POOF in connection with this loan.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares were not registered by January 15, 2008, the Company is obligated to repurchase the shares for $700,000.  If the Company does not pay the amounts due, the Company’s obligation to repurchase shares will bear interest at 2% per annum.  In accordance with EITF Topic D-98, since the redemption feature is not entirely within the Company’s control, the redeemable common stock is presented as temporary equity and has been recorded at December 31, 2007 at its redemption value, considering that it was probable at that date that the shares would not be registered by January 15, 2008, which did not happen.

The $750,000 loan was initially recorded as $300,000 of notes payable (net of debt discount) and $450,000 as redeemable common stock, based on the estimated fair values of the notes and common stock.  The redeemable common stock has been adjusted to its expected redemption value of $700,000 as of December 31, 2007.

3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

The POOF note payable is secured by shares of the Company’s common stock pledged by Ron Brewer and Richard Coody, former officers and directors of the Company.  Each pledged 1,450,000 shares of stock.  POOF can exercise its rights by selling the shares to apply against the Company’s obligations to POOF.  POOF also has the right to sell the shares directly in the absence of a default.  The pledge is without recourse to the Company.  The Company has agreed to pay Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares of common stock sold by POOF under the pledge.  The funds would be retained in escrow and paid in 2009.

CAMOFI Notes Payable

    -Senior Secured Convertible Notes

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

The stated principal of the Notes was $6,000,000, which was increased to $6,800,000 on February 23, 2006.  However, the original agreement provided for repayment of the principal according to the following premiums and schedule:  102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity.  The effect of the premiums increases the effective interest paid on the amounts borrowed.  The Convertible Notes  are stated at the amount due with the debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

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

In accordance with EITF Issue No. 98-5 and No. 00-27, the $6 million proceeds received were allocated to the Notes and warrants based on their estimated fair values, resulting in the recording of a debt discount. The allocated value of the warrants, which was $980,834, resulted in recording of a debt discount and a liability to issue equity instruments.  The additional warrants issued in February 2006 increased this value by $130,778.  The determination of the fair value assumed exercise at the end of 5 years and 17.44% stock price volatility.  Since the Notes possess a beneficial conversion feature, an additional debt discount and increase to additional paid-in capital of $980,834 at November 2005 and $130,778 at February 2006 were recorded based on the intrinsic value of the conversion feature.  Since the shares of the Company’s common stock were not readily convertible to cash at December 31, 2006, neither the warrants nor beneficial conversion feature were subject to SFAS 133 derivative accounting through December 31, 2006. Due to the liquided damages discussed in the following paragraph, the warrants were recorded as a liability through December 31, 2006 based on the guidance in EITF 00-19.

3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This pronouncement was adopted by the Company effective January 1, 2007, which resulted in reclassification of these warrants, valued at $1,479,000 at January 1, 2007, from liabilities to equity.

A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006.  In 2006, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006.  We recorded the estimated fair value of these shares of $1,971,987 as a liability and nonoperating expense as of December 31, 2006.   This obligation was adjusted to its estimated fair value of $265,680 as of December 31, 2007.  Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006.  Accordingly, the company has accrued financing penalty fees due to non compliance in the amount of $207,400 for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional  liquidated damages continued to accrue through December 31, 2007, which were settled as discussed below.

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

On December 19, 2007, the Company executed an agreement with CAMOFI to modify the terms of all of the notes payable to CAMOFI.  The agreement specifies, among other things, that a new note payable in the amount of $2,027,123 would be issued to CAMOFI for registration rights penalties and accrued interest.  The new agreement requires monthly payment of interest of 10% cash beginning April 1, 2008 and 2% increase in notes payable.  Principal payments are $250,000 beginning August 1, 2008, with the remaining balance due November 10, 2010.  The agreement also provided for the issuance of 561,087 shares of common stock to CAMOFI.  The issuance of the stock has been recorded at its estimated fair value of $156,543 at December 19, 2007, and resulted in a beneficial conversion feature with an intrinsic value of $156,543, which was recorded consistent with the preceding discussion.  The agreement also extended the exercise period for the warrants for an additional five years, and required the Company to raise additional equity by March 31, 2008.  The Company was in violation of this covenant as of April 1, 2008. However, since the definitive documents are still being negotiated it is possible that the amendment can be modified to allow more time for the equity to be raised and avoid the default.   The documents effectuating the modification described in the Letter of Intent were executed and delivered by the Company and dated as of December 31, 2007.

Line of Credit to CAMOFI

On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit secured by the Company’s accounts receivable.  The maximum borrowing on the line of credit is the lesser of $1.5 million or 80% of total accounts receivable outstanding less than 90 days.  The line of credit bears interest at prime plus 4%. The Letter of Intent with CAMOFI discussed above also extended the maturity date of the line of credit to November 10, 2010.

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

The scheduled maturities of long-term debt at December 31, 2007 are as follows:

Year ended December 31,	Amount
2008	$2,230,000
2009	3,025,000
2010	4,842,324
Total	$10,097,324

4.  Property and Equipment

Components of property and equipment consist of:

	December 31, 2007	December 31, 2006

Land	$1,071,765	$746,765
Buildings	513,045	495,682
Equipment	1,008,561	1,006,793
Vehicles	960,448	1,052,655
Office furniture and equipment	53,514	41,896
Assets not in service	356,511	400,468
	3,963,844	3,744,259
Accumulated Depreciation	(629,382)	(295,218)
Net Property and Equipment	$3,334,462	$3,449,041

5.  OTHER ASSETS

Other current assets consist of the following at December 31:

	2007	2006
Prepaid expenses	$264,533	$460,905

Certificate of deposit maturing May 6, 2008, required by Missouri Department of Environmental Quality	241,664	233,003

Total other current assets	$506,197	$693,908

Other long-term assets consist of the following:
	2007	2006
Permit, net of accumulated amortization of $80,051 and $43,886 respectively	$281,595	$317,760

Debt financing costs, net of accumulated amortization of $0 and $726,678, respectively	0	736,486

Deposit held in escrow account as required by state in connection with certain environmental obligations	400,000	400,000

Other	5,000	2,500

Total other assets	$686,595	$1,456,746

Permit represents an intangible asset for the unamortized cost of environmental permits held by the Company.  This permit is amortized over an estimated life of 10 years.  The permit is currently in the process of being renewed for a 10 year period.  Amortization expense was $36,165 and $36,166 for the years ended December 31, 2007 and 2006, respectively.

The above certificate of deposit and a corresponding letter of credit are required by the Missouri Department of Environmental Quality to ensure that any environmental contamination that may occur on the Company’s Waste Express property will be remediated.

Capitalized debt financing costs are amortized over the term of the related debt.  Debt financing costs include cash payments of $598,364 for the year ended December 31, 2006, for professional fees and closing costs associated with the Senior Secured Convertible Notes, subsequent amendment and line of credit agreement.  Debt financing costs also include the estimated value of warrants to purchase approximately 3,500,000 shares of common stock at an exercise price of $0.50 per share with a 5-year term, issued to Capitoline Financial Group, which is owned by a director of the Company. Amortization expense was $831,487 and $690,645 for the years ended December 31, 2007 and 2006, respectively.

6.  NON CASH COMPENSATION – STOCK OPTIONS

On November 13, 2007, the Board of Directors approved the 2007 Incentive Stock Plan (the “Plan”), which provided for the issuance of stock options, stock appreciation rights, restricted stock, performance shares and performance units to key employees, directors and consultants.  A Committee of the Board of Directors was established to administer the Plan.  The maximum number of shares that may be issued under the Plan is 3,000,000 shares, and 200,000 shares per year to each participant.  For Incentive Stock Options (“ISO”), the exercise price is based on the fair market value of the common stock at the date the options are granted.

The Company has granted options under the Plan to purchase 1,691,250 shares of common stock at an exercise price of $0.75 to $0.76 per share.  The options granted vest in one year and expire in November 2013.

In 2007, the Company also granted options to the Company’s chief operating officer to purchase 100,000 and 250,000 shares of common stock at an exercise price of $.50 and $1.50, respectively.  The options vested immediately and expire 10 years from the date granted.  These options were recorded at their estimated fair value of $315,000, and expensed in 2007.

The Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, which requires the expensing of the fair value of stock-based compensation awards.  As permitted by SFAS 123R, the expense related to the options granted in 2007 has been allocated over the vesting period.  The option expense has been reflected in Non Cash Compensation Expense in the accompanying Consolidated Statement of Operations.  As of December 31, 2007, there was $292,027 of total unrecognized compensation cost related to nonvested stock options under the Plan.  That cost will be recognized in 2008.

The weighted-average fair values at date of grant for all stock options granted during 2007 was $0.47, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	57%
Expected life in years	5
Dividend yield	0%
Risk free interest rate	2.38 to 4.92%

The Company uses the Black-Scholes valuation model to value stock options.  Historical stock prices were used as the basis for the volatility assumption.  The assumed risk-free rate was based on US Treasury rates in effect at the time of the grant.  The expected option life represents the period of time that the options granted are expected to be outstanding.

The Company has accounted for the stock options granted in 2007 by amortizing the expense over the vesting period of the options.  In 2007, $708,709 has been reflected as Non Cash Compensation Expense in the accompanying consolidated statement of operations.  The remaining amount of $249,922 will be expensed in 2008.  All of the options that were granted during 2007 were outstanding at December 31, 2007, no options had been forfeited, expired or exercised during 2007.

The following table summarizes the options outstanding at December 31, 2007:

Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
Non vested options:
$.75 - $.76	720,625	5.9	$0.75
Vested options:
$.75 - $1.50	1,320,625	6.9	$0.87

7.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.

On December 11, 2006, a complaint was filed by a former employee and his company, alleging unjust termination and seeking payment of his monthly salary of $10,000 for an additional 23 months and other unquantifiable damages.  Based upon the Company’s initial investigation of the circumstances of the action, management believes that the suit is without merit.  An estimate of the possible loss ranges from $0 to $230,000.  No amount has been accrued for this contingency at December 31, 2007.

On July 18, 2007 a complaint was filed in the district court of Tulsa County, in the State of Oklahoma naming Amerex Companies Inc. by two former employees who were terminated for cause in February 2007. The complaint alleges that these employees were entitled to incentive bonuses based on their performance during the twelve month period ending December 31, 2006. Amerex does not believe that any amounts are owed to these employees under their agreements and has responded to the complaint and filed counterclaims. Based upon the Company’s initial investigation of the circumstances of the action, management believes that the suit is without merit.  An estimate of the possible loss ranges from $0 to $40,000.  No amount has been accrued for this contingency at December 31, 2007.

On August 23, 2007 a complaint was filed in the district court of Tulsa County in the State of Oklahoma naming Amerex Companies Inc. by Yaffe Metals, Inc. The complaint alleges that Yaffe had an exclusive right to purchase the metal salvaged from the Pryor facility and that Amerex breached the agreement in selling a portion of the metal to other companies. The case is currently in discovery and management does not believe that Yaffe was entitled to purchase the metal on an exclusive basis and has filed counterclaims. Yaffe has not indicated the amount of damages that it is seeking. Based upon the Company’s investigation of the circumstances of the action, management believes that the suit is without merit.  An estimate of the possible loss ranges from $0 to $200,000. No amount has been accrued for this contingency at December 31, 2007.

On December 15, 2005 a complaint was filed in the district court of Tulsa County, State of Oklahoma naming Amerex Companies, Inc. along with Universal Wireline Equipment, LLC, a Company controlled by Richard Coody a director, South Bridge Business Resources, Inc., a Company controlled by Ronald Brewer, one of our former directors and our former Chief Operating Officer, and Mr. Coody, Mr. Brewer and Mr. McMahon as individuals. Mr. McMahon is our Vice President of Operations by Envirosolve, LLC.

The complaint alleges, among other things, that Amerex Companies, Inc., was a party to a confidentiality agreement signed on July 24, 2004 by Mr. Coody on behalf of an unrelated company, Universal Wireline Equipment, LLC. The plaintiff who is a direct competitor of Amerex alleges that Amerex was obligated by the terms of the Universal/Envirosolve Confidentiality Agreement and that Amerex violated the terms of the Confidentiality Agreement and utilized proprietary information shared during Universal’s due diligence process resulting in damages to Envirosolve, LLC. Amerex was not informed of the existence of the Universal/Envirosolve Confidentiality Agreement, but notwithstanding such knowledge denies that it utilized any confidential information neither to the detriment or Envirosolve nor the benefit of Amerex. Based upon the Company’s investigation of the circumstances of the action, management believes that the suit is without merit.  An estimate of the possible loss ranges from $0 to $500,000.  No amount has been accrued for this contingency at December 31, 2007.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due to their short maturities.  The following table shows the fair value and carrying amount of debt at December 31, 2007 and 2006.

	2007
	Fair Value	Carrying Amount
POOF Note Payable	$292,000	$617,500
Notes payable to CAMOFI	8,472,691	8,472,691
Line of credit to CAMOFI	1,186,401	1,186,401
Convertible note payable	25,000	25,000

	2006
	Fair Value	Carrying Amount
Note payable to CAMOFI	$5,414,421	$5,414,421
Line of credit to CAMOFI	970,811	970,811

At December 31, 2007 and 2006, the estimated fair values of the notes and line of credit to CAMOFI approximated their carrying amounts.  The estimated fair value of the POOF debt was based on an independent appraisal.

The fair values of the Company’s debt instruments were estimated by the Company.   Fair values of the CAMOFI Senior Secured Convertible Notes, notes payable and line of credit were estimated considering that the debt was issued or amended relatively recently (i.e. within two weeks to two months of the applicable balance sheet date), and the absence of significant changes in interest rates or the Company’s credit risk during that time.  Fair values of the other notes payable were estimated to be its face value based on the terms of the agreement and its recent issuance. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

9.  OTHER LIABILITIES

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

In connection with financing consulting services performed in 2005 (see additional information in Note 14), the Company agreed to issue to a consultant a certain number of warrants based on the number of shares of common stock that may be directly or indirectly issued as a result of the consultant’s involvement.  The initial fair value of the estimated number of warrants to be issued was estimated to be $322,318 and recorded as debt finance costs - other assets and obligations to issue equity securities in 2005.  The liability was remeasured until the warrants were issued in December 2006.

The Company failed to pay certain payroll taxes to the Internal Revenue Service during 2007 and various states for 2006 and 2007.  The payroll taxes due at December 31, 2007 amounted to approximately $475,000 and estimated penalties and interest amounted to approximately $130,000.  These amounts have been recorded in accrued expenses at December 31, 2007.

10. STOCKHOLDERS’ EQUITY

During 2007, the Company agreed to issue 245,000 shares of common stock to nonemployees in exchange for consulting services rendered, which has been recorded at their estimated fair value of $192,937.  During 2007, the Company issued 300,000 shares of common stock to employees for discretionary bonuses, which were recorded at their estimated fair value of $155,250.  These amounts are reported as non cash compensation in the accompanying consolidated statement of operations.

11. SEGMENT REPORTING

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company’s reportable segments consist of Waste Express and Amerex.  Amerex revenues consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes.

Selected financial information for reportable segments for the year ended December 31, 2007 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated
Revenues	$1,970,107	$6,335,389	-	$8,305,496
Operating income (loss)	(457,324)	(1,200,790)	-	(1,658,114)
Other income (expense)	847	150,837	-	151,684
Interest expense, penalties and amortization of debt costs and debt discount	(19,250)	(5,193,510)	-	(5,612,760)
Income (loss) from continuing operations	(475,727)	(6,243,463)	-	(6,719,190)
Income from discontinued operations	-	(394,908)	-	(394,908)
Net income (loss)	(475,727)	(6,638,371)	-	(7,114,098)
Segment assets	1,513,989	5,719,698	(424,449)	6,809,238
Expenditures for property and equipment	-	69,099	-	69,099

Selected financial information for reportable segments for the year ended December 31, 2006 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated
Revenues	$3,585,939	$4,140,160	-	$7,726,099
Operating income (loss)	261,992	(1,895,994)	-	(1,634,002)
Other income (expense)	(1,165)	136,812	-	135,647
Interest expense, penalties and amortization of debt costs and debt discount	(702)	(3,683,456)	-	(3,684,158)
Income (loss) from continuing Operations	260,484	(5,442,997)	-	(5,182,513)
Income from discontinued operations	-	(35,931)	-	(35,931)
Net income (loss)	260,484	(5,478,928)	-	(5,218,444)
Segment assets	1,826,358	7,911,031	(261,916)	9,475,473
Expenditures for property and equipment	153,955	294,936	-	448,891

12. INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2007 and  2006.

Significant components of the net deferred tax asset are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Estimated net operating loss carryforwards	$3,442,103	$1,620,081
Allowance for bad debts	5,700	8,558
Property and equipment	127,618	0
Start-up costs deferred for tax purposes	24,869	27,468
Gross deferred tax assets	3,600,290	1,656,107
Valuation allowance	(3,569,743)	(1,582,229)
	30,547	73,878
Deferred tax liabilities -
Property and equipment	0	(38,529)
Intangible assets	(30,547)	(35,349)
Gross deferred tax liabilities	(30,547)	(73,878)

Net deferred tax asset	$-	$-

12.  INCOME TAXES (CONTINUED)

The valuation allowance serves to reduce net deferred tax assets to an amount that will more likely than not be realized.

Estimated net operating losses generated in 2005, 2006 and 2007 of $9,058,166 will expire in 2025, 2026, and 2027.

A reconciliation of income taxes at the federal statutory rate to income tax expense for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Income tax benefit at statutory rate	$2,418,793	$1,826,455
Debt discount amortization and remeasurement of equity obligations	(626,341)	(508,874)
Penalties	(48,943)	(50,570)
Meals and entertainment	(8,979)	(14,019)
State income taxes	281,718	203,521
Other	(29,990)	-
Impact of acquisition on valuation allowance	-	-
Increase in valuation allowance	(1,986,258)	(1,456,513)

	$-	$-

13.  CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the year ended December 31, 2007 and 2006, the Company had revenue from three and four customers comprising approximately 71% and 61% of total revenues, respectively, as summarized by segment in the following tables:

2007	Waste Express	Amerex
Customer A	$2,809,499	$0
Customer B	0	2,162,346
Customer C	0	932,650

2006
Customer A	$1,997,404	$0
Customer B	101,500	923,107
Customer C	0	851,048
Customer D	0	773,808

At December 31, 2007 and December 31, 2006, accounts receivable from these three customers comprised approximately 61% and 69% of total accounts receivable, respectively.

14.  RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2006, the Company recorded $558,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $6,000 in rent and $15,000 in other consulting fees.  In 2007 we paid 3,000 to this consultant for rent.
During the year ending December 31, 2006, the Company paid consulting fees of $43,000 to a board member of the Company. The Company incurred expenses of $30,664 for miscellaneous goods and services provided by a company partially owned by a director of the Company. There were no payments to this board member or the related company in 2007.

During the year ended December 31, 2007, the Company paid consulting fees of $15,000 to a board member of the Company. The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the year ended December 31, 2007.

In August 2006, the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the years ended December 31, 2007 and 2006, the Company incurred expenses of $15,000 and $25,000, respectively, under this lease. This lease was terminated in March 2007.

During 2007, the Company agreed to issue 20,000 shares of common stock to a former director of the Company for consulting services rendered for a total value of $15,750.

In 2007, the Company entered agreements with Mr. Richard Coody, a former director, and Mr. Ron Brewer, a former director and officer, in which Mr. Coody and Mr. Brewer agreed to return 4,805,000 shares and 2,750,000 shares, respectively, of the Company’s stock which they owned to the Company in exchange for indemnification against any claims that may be brought against them in their prior roles with the Company.  Mr. Coody’s 4,805,000 shares were returned and retired in 2007, while Mr. Brewer’s shares were returned and canceled in February 2008.  Considering the nature of the transactions involving a nonreciprocal transfer of nonmonetary assets to owners, the Company determined that no income recognition was appropriate and to record the transfers based on the book value of the indemnification given, which resulted in no net entry apart from retirement of the stock against paid-in capital.

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ronald Brewer in which they each agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 6-month bridge loan to the Company from Professional Offshore Opportunity Fund, LTD (see Note 4). In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to management of daily operations. Messrs. Coody and Brewer will receive credit against their respective obligations to the Company for any shares of theirs that are sold under the pledge.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares sold by POOF under the pledge.  The funds will be retained in an escrow account and disbursed during 2009.

15.  SIGNIFICANT ASSET ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070. Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability. The total cost to remediate the asbestos was estimated to be $923,000 at December 31, 2006.  As part of the asset purchase agreement, the Company assumed all obligations for removing the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller.  If the asbestos obligations have not been settled within the required period, the seller may draw upon the letter of credit for any costs incurred by the seller to complete the asbestos removal and any damages permitted to be recovered under the agreement.  The Company placed approximately $800,000 in a separate bank account as collateral to the bank issuing the letter of credit.  The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062.  As a result of sales, this amount had been reduced to $363,948, which was presented as assets held for sale at December 31, 2006 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they were classified as a discontinued operation. The Company sold all of these assets held for sale by the end of 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”.  Loss from discontinued operations was $0.03 per share and less than $0.01 per share in 2007 and 2006, respectively.  The Company is now currently attempting to sell the Pryor real estate and remaining assets not previously identified as held for sale.

On April 27, 2006, the Company acquired trucks, vehicles and certain equipment from Environmental Remediation Specialists, Inc. (ERS) for $1,200,000 plus related costs of $5,645.

16.  SUBSEQUENT EVENT

In March 2008, the Company has entered into an agreement to acquire X-Interchange Corp, a provider of transportation and industrial consulting services with expertise in railroad transportation.  The proposed acquisition remains subject to successful completion of due diligence, financing and agreement on other terms.

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

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria.  Management is currently addressing several issues which may be material weaknesses in its internal control over financial reporting – a.) The Company is currently without a Controller, CFO, or senior financial expert. Our former controller, who was a CPA, left the Company in December of 2007. We are currently soliciting candidates for the position and are speaking with two promising prospects. Management anticipates that the position will be filled during Q2 of 2008. b.) Management believes that the Company is in need of another bookkeeper with experience in Quickbooks. Invoicing is often slow and receivables con be collected sooner with adequate staffing. c.) During 2007, we had difficulty matching payments to invoices because of the inability of the Lockbox to provide timely information. In 2008 this may have been rectified as the Bank is now scanning fronts and back of checks and making them available on line the day following their receipt.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B. OTHER INFORMATION

Subsequent Events:

In February of 2008 the Department of Justice Drug Enforcement Agency awarded new contracts for these services covering [xx] contract areas including [xx] of Amerex’s contract areas. We were not awarded any of these contracts. There are, however, [xx] areas which have not yet been awarded, although management does not expect that the Company will be awarded any of these remaining contracts. Despite the loss of this contract, management expects to continue to receive most of the DEA waste from the successful contractors. See Pat II, Item 6, above, “Subcontractors”.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  Our directors and executive officers are:

Name	Age	Year Became An Executive Officer or Director*	Positions
Nick Malino	57	2005	Director and CEO

Stephen K. Onody	55	2007	Director and Chief Operating Officer

Robert Roever	49	2006	Director

Philip Getter	70	2007	Director

John J. Smith	57	2007	Director

Alexander Ruckdaeschel	35	2007	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

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

Stephen K. Onody – Director and Chief Operating Officer.   Mr. Onody became the Chief Operating Officer and a Director of the Company in 2007.  Mr. Onody is a Chairman of the Board, Chief Executive and life science entrepreneur in both publicly traded NASDAQ and privately held companies. He has over 30 years of corporate and entrepreneurial leadership in creating, commercializing and building value of medical technology companies in multiple medical disciplines as well as extensive experience in turn-around situations. Mr. Onody has a proven ability to increase financial performance and shareholder wealth. Mr. Onody is founder, Chief Executive Officer of MEDdevice Acquisition Corporation, a company formed to acquire medical device companies and technologies and Onody Associates LLC, a venture backed strategic partner life science companies providing guidance and leadership from development through commercialization. Onody Associates also specializes in developing and implementing strategies for accelerating corporate growth and valuation through networks, distribution, partnerships, mergers and acquisitions and financing strategies.  In addition, Mr. Onody is a CEO Operating Healthcare Executive for various investment funds and private merchant banks. Mr. Onody has been a founding partner in orthopedic, biologics, biotech and cardiovascular company’s (Microphage, Scandius Medical, iBalance, Inc., Cascade Medical). Mr. Onody was formerly Chairman of the Board, President and Chief Executive Officer of Colorado MEDtech, Inc., an end-user medical imaging and minimally invasive products company and a provider of advanced medical and biotechnology design, software, product development and manufacturing services.

Craig McMahon – Vice President. Mr. McMahon is our Vice President of Operations and is responsible for the day to day technical operations of the Company. He as a key leader at two major competitors over 20 yrs of  Environmental Services and Water Plant Experience. He also managed the largest waste fuel terminal and a key manger for the largest hazardous waste processing facility in the country. Mr. McMahon has a track record of providing exceptional customer service through coordinated management of his operations team and has made key improvements in engineering, maintenance, transportation as well as all other areas of operations. Mr. McMahon held management positions previously with Safety-Kleen, Rineco Chemical and Pollution Control Industries and has a Bachelor’s Degree in Mechanical Engineering and is well versed in all aspects of environmental regulations and operations.

Robert Roever – Director.  Robert Roever was made a member of the board of directors of the company in July 5 2006. Mr. Roever has spent the last ten years in investment banking and finance in New York City.  Currently as President of Capitoline Advisors, Inc.(2003-Present), and investment banking firm headquartered in New York City that specializes in consulting small to mid cap public companies in all facets of business development including strategic financing alternatives, mergers and acquisitions , developing business plans , consult on corporate finance and investment banking. Additionally, Mr. Roever has served as an independent contractor for Dodge Clark since June, 2006 – present. Prior to Capitoline advisors, (June 2002 to present) he operated Madison Equity, Inc., a  entity which he wholly-owned and which operating in the investment banking business and was headquartered in New York City, and was an independent contractor to Gunn Allen financial services in 2004 and 2005 and for Spencer Clark during 2003. He served as a Senior Vice President and Managing Director at multiple Broker Dealers with highlights at Invest Private (2001-2002) running the Private Equity Group and a Senior Vice President at Prime Charter (1999-2001) a boutique New York brokerage company. Mr. Roever has provided strategic advisory and financial service for companies in the apparel, energy, specialty construction, real estate and technology industries. Mr. Roever brings an expertise in strategic planning, product design and development, management with an emphasis on business development

Philip M. Getter – Director.  Mr. Getter is the Managing Member of GEMPH Development LLC, an advisory firm. Recently he was head of Investment Banking and a member of the Board of directors of Prime Charter, Ltd. He was Administrative Assistant to the Director of U.S. Atomic Energy Commission (1958-1959), and began his Wall Street career as an analyst at Bache & Co. He was a partner with Shearson, Hammill & Company (1961-1969) and a Senior Partner of Devon Securities, an international investment banking and research boutique (1969-1975). Getter was President and CEO of Generics Corporation of America, one of the largest generic drug manufacturers in the U.S (1975- 1983). As Chairman and CEO of Wolins Pharmacal (1977-1983), he led the reorganization and restructuring of one of the largest direct to the profession distributors of pharmaceuticals. He has produced for Broadway, television and film, has been a member of The League of American Theatres and Producers, the Tony Administration Committee and Trustee of The Kurt Weill Foundation for Music. Mr. Getter received his B.S. in Industrial Relations from Cornell University. He serves on various boards of both public and private organizations and is Chairman of the Audit Committees of EVCI Career Colleges, International Consultants on Targeted Security, and Inksure Technologies, Inc.

John J. Smith – Director.  Mr. Smith has an extensive background in both law and management. Prior to joining the company, John served as General Counsel of the South Dakota Public Utilities Commission. Before that he served as General Counsel for Streamedia Communications a publicly-traded NASDAQ company which provided B2B Internet-based content delivery and management systems. Prior to that, he was General Counsel and head of the M&A due diligence team for ATC Group Services, a $160 million publicly-traded (NASDAQ:NMS) environmental engineering and consulting firms based in New York City. ATC had 73 offices and 2,000 employees. He has represented these public corporations in numerous successful acquisition transactions. John also had a successful tenure as an operations manager, having maintained consistent profitability in the operations under his control. In addition to his business experience, John served as Department Secretary of the South Dakota Department of Environment and Natural Resources and his legal experience includes environmental, utility, natural resources, business, transaction, employment and contract law.

Alexander Ruckdaeschel – Director.  Mr. Ruckdaeschel has been a member of the board of directors since 2007.  He brings extensive experience in successful development of emerging growth companies. He is an investment professional and portfolio manager who specializes in the identification of small and midcap growth and value companies both in the US and Europe. Mr. Ruckdaeschel is co-founder and principal of Blue Rock-AG, an investment management company based in Switzerland. He is also a partner at Alpha Plus Advisors, a US and Swiss-based hedge fund.  Mr. Ruckdaeschel has served on the Boards of Directors of several public and private companies in such sectors as new technology and electronics recycling companies and other Green technology companies. From 1992 to 2000, he served in the German Military where he participated in NATO and UN missions, and won various honors for service.

Potential Conflicts of Interest

There are no material proceedings, business activities or relationships known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests. There are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

Although we are not subject to the rules or requirements of the American Stock Exchange (“AMEX”), we have, generally, looked to those rules for guidance as to which members of our Board qualify as “independent directors.” Under these rules, an “independent director” is a person, other than an officer or employee of the Company or any parent or subsidiary, who has been affirmatively determined by our Board of Directors not to have a material relationship with us that would interfere with the exercise of independent judgment. As determined by AMEX, the following persons would not be deemed independent:

a)	a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the Company, other than prior employment as an interim Chairman or CEO;
b)
a director who accepts or has an immediate family member who accepts any payments from the Company or any parent or subsidiary of the Company in excess of $100,000 during the current or any of the past three fiscal years, other than compensation for board service, compensation paid to an immediate family member who is a non-executive employee, non-discretionary compensation, certain requirement payments and a limited number of other specified types of payments;

c)
a director who is an immediate family member of an individual who is, or has been in any of the past three years, employed by the Company or any parent or subsidiary of the Company as an executive officer;

d)
a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

e)
a director who is, or has an immediate family member who is, employed as an executive officer or any other entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on that entity’s compensation committee; and

f)
a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Our Board has determined that each of Messrs. Roever, Smith, Getter and Ruckdaeschel is an “independent director.”

Board of Composition and Compensation

Our board of directors presently consists of six members: One executive, Nicholas Malino, our CEO and Robert Roever, who own approximately 12.2% and 16.2% respectively, of the current outstanding shares. Our COO, Stephen Onody has no shares, but holds options to purchase up to 350,000 of common shares of stock. John Smith, Phil Getter have no stock but have options to purchase 250,000 shares each. We intend to pay the members of the board of directors $1,000 per meeting.  In addition the Chairman of The Audit Committee receives $1500 per meeting of the Audit Committee and the Chairman of the Compensation Committee receives $1250 per meeting of the Compensation Committee.  Committee members who are not chairpersons receive $1,000 per meeting.  Retainers of $17,000 per year are also paid to independent directors. Cash fees and retainers are only paid to independent directors and no cash compensation is provided for officers, employees or affiliates who are board members.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

The Board of Directors has standing Audit and Compensation Committees.

The Audit Committee reviews with our independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee consists of two independent directors. The committee consists of Mr. Getter, who serves as a chairman and Mr. Smith who serves as a member.

The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and will review and make recommendations with regard to any employee stock option plans that may be considered.  The Committee adopted an employee stock option plan in the forth quarter of 2007. The Committee consists of Mr. Smith who serves as chairman and Mr. Getter who serves as a member.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Options	Non-Equity Incentive Compensation (a)	All Other Compensation (b)	Total
Nicholas J. Malino, Chief Executive Officer (1)	2007 2006	180,000 180,000	0 0	0 0	198,663	0 0	0 0	180,000 180,000

Steve Onody, Chief Operating Officer (2)	2007	94,108	0	0	315,000	0	0	94,108

Craig McMahon, V.P. of Operations (3)	2007 2006	132,000 132,000	0 0	0 0		0 0	0 0	132,000 132,000

(a)  Stock options to purchase up to 500,000 shares of our stock were issued to Mr. Malino and and stock option awards to purchase up to 315,000 shares of our stock were issued to Mr. McMahon.

(b) There were no perquisites or other personal benefits provided to these employees that exceeded $10,000 in the aggregate, and there were no company contributions to any defined contribution plans, life insurance premiums paid by the company for the benefit of the employee or other compensation.

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

(2)  Mr.Onody  assumed the position of Chief Operating Officer in June 2007 as part of his initial four-month employment agreement he was provided with option to purchase up to 100,000 shares. Subsequently on September 7, 2007 Mr. Onody was issued another option to purchase up to 250,000 shares.

(3)  Mr. McMahon receives an annual salary of $132,000. See “Employment Agreements.”  In January 2006, Mr. McMahon received a stock award whereby he would receive 160,000 shares of common stock of Amerex, which were subsequently issued in 2006.

The following table summarizes the options outstanding at December 31, 2007:

Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
Non vested options:
$.75 - $.76	720,625	5.9	$0.75
Vested options:
$.75 - $1.50	1,320,625	6.9	$0.87

Name and Prinicipal Position	Year	Salary	Bonus	Stock Awards	Stock Options (a)	All Other Compensation (b)	Total

Robert Roever	2007	0	0	0	169325	0	169,325
	2006	0	0	0	0	0	0

Philip Getter	2007	0	0	0	21,656	0	21,656

John J. Smith	2007	0	0	0	73,325	0	74,325

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of December 31, 2007, based on 15,148,596 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and executive officers, and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)(3)	Amount of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
CAMOFI Master LDC 350 Madison Avenue New York, NY 10017	18,911,754(4)	53.6%
Nicholas J. Malino(5)	3,876,413(6)	11.0%
Robert Roever(7)	4,421,213(8)	12.5%
John Smith(9)	150,000	0.4%
Philip Getter(10)	100,000	0.3%
Alexander Ruckdaeschel(11)	-0-	0.0%
All officers and directors as a group (7) persons)	26,109,180	77.7%

(1)	Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403(b) of Regulation S-B of the Securities Exchange Act of 1934.

(2)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him.

(3)	All addresses are c/o AMEREX Companies, Inc., 1105 N. Peoria, Tulsa, Oklahoma, 74106 , unless otherwise indicated.

(4)
Represents 13,400,000 shares of common stock issuable upon conversion of a 10% senior convertible note due November 21, 2007 and 4,000,667 shares of common stock issuable upon the exercise of warrants at an exercise price of $0.01 per share, and, 200,000 shares issued upon the conversion of the 10% senior convertible note due November 21, 2007 (as amended) and 561,087 shares issued in association with the extension of this same Note, and 750,000 warrants issued in association with the Accounts Receivable Line of Credit.

(5)	Nicholas J. Malino is our Chief Executive Officer and a member of our board of directors.

(6)
Includes 2,281,213 shares issuable upon exercise of a warrant issued to Mr. Malino.  All of our securities owned by Mr. Malino are subject to a lock-up as required by the provisions of the December 19, 2007 extension of the 10% senior convertible note (as amended).

(7)	A member of our board of directors.

(8)
Represents 2,450,000 shares issued to First Equity Trust, a trust for the benefit of Mr. Roever, and 1,781,213 shares issuable upon exercise of a warrant issued to Capitoline Advisory Group, Inc., an entity wholly-owned by Mr. Roever.  All of our securities owned directly or indirectly by Mr. Roever are subject to a one-year lock-up commencing on the effectiveness of the registration statement filed on.

(9)	A member of our Board of Directors.

(10)	A member of our Board of Directors.

(11)	A member of our Board of Directors.

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

On April 26, 2005 we entered into an agreement with Capitoline Advisory Group, Inc. to provide consulting services for capital raising for our business operations, pursuant to which we agreed to pay 10% of any funding actually closed with any capital providers referred to us by Capitoline Advisory Group, Inc. and related fees and expenses. We paid Capitoline $10,313 in expenses on April 10, 2006 and $15,000 in fees on May 17, 2006 for other consulting services.  No fees were paid to Capitoline Advisory Group, Inc..

On November 1, 2005 we entered in a month-to-month lease with Capitoline Advisory Group, Inc. for one office, including use of all office equipment and furniture, in New York City at a monthly rent of $1,500.  Capitoline Advisory Group is wholly-owned by Robert Roever, a member of our board of directors.  During 2007, $3,000 in rent was paid by the Company to Capitoline.

ITEM 13. EXHIBITS

(a)  Financial Statements: included in Item 7 above.

(b)  Exhibits

EXHIBIT	DESCRIPTION	STATUS

Exhibit No.	Document
2.1
Share Exchange Agreement dated as of July 5, 2006 among Amerex Group, Inc., James P. Frack, AMEREX Companies, Inc., and the Stockholders of AMEREX Companies, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed July 11, 2006)

2.2	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005 (incorporated by reference to Exhibit 2.1of Form 10-QSB for the quarter ended September 30, 2004).

2.3	Stock Purchase Agreement between United Assurance and Amerex Group, Inc. dated August 1, 2005 (incorporated by reference to Exhibit 2.2 of Form 10-QSB for the quarter ended September 30, 2004)

2.4
Agreement and Plan of Merger between Amerex Group, Inc, and CDX.com Merger, Inc., and CDX.com (Oklahoma), dated July 28, 2005 (incorporated by reference to Exhibit 2.3 of  Form 10-QSB for the quarter ended September 30, 2004)

3.1	Restated Articles of Incorporation filed 7/27/2005 (incorporated by reference to Exhibit 3.1 of Form 10-QSB for the quarter ended September 30, 2004)

3.2	Certificate of Incorporation of Amerex Group, Inc. (incorporated by reference to Exhibit 3.4 of Form 10-QSB for the quarter ended September 30, 2004)

3.3	Bylaws of Amerex Group, Inc. (incorporated by reference to Exhibit 3.6 of Form 10-QSB for the year ended September 30, 2004)

4.1	10% Senior Convertible Note issued to CAMOFI Master LCD in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.1of Amendment to Form SB-2 filed on January 17, 2007).

4.2	Warrant issued to CAMOFI Master LCD in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007).

4.3
Form of warrant issued to former AMEREX Companies, Inc. warrant holders in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.3 of Amendment to Form 10-SB filed on January 17, 2007).

4.4
AMEREX Companies, Inc. 8% Secured Promissory Note, dated September 2, 2005, in the amount of $450,000 issued to Professional Traders Fund, LLC.(incorporated by reference to Exhibit 4.6 of Form 8-K filed July 11, 2006)

4.5	Warrant issued to CAMOFI Master LCD in connection with a line of credit on November 10, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007)..

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 of Amendment to Form 10-SB filed on January 17, 2007).

10.1
Securities Purchase Agreement, dated November 21, 2005, between AMEREX Companies, Inc. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.1 of Amendment to Form 10-SB filed on January 17, 2007).

10.2
Form of Lock-Up Agreement dated November 21, 2005, between CAMOFI Master LCD and each of Richard Coody, Nick Malino, Ron Brewer, Robert Roever, John Smith, and Marwaan Karame. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 11, 2006)

10.3	Registration Rights Agreement, dated November 21, 2005, between AMEREX Companies, Inc. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 11, 2006)

10.4	Escrow Agreement, dated November 21, 2005, between AMEREX Companies, Inc. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 11, 2006)

10.5	Subsidiary Guarantee, dated November 21, 2005, of Waste Express to CAMOFI Master LDC. (incorporated by reference to Exhibit 10.5 of Form 8-K filed on July 11, 2006)

10.6	Subsidiary Agreement, dated November 21, 2005, between Amerex Acquisition Corp. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.6 of Form 8-K filed on July 11, 2006)

10.7	Intercreditor Agreement, dated November 21, 2005, between CAMOFI and PTF. (incorporated by reference to Exhibit 10.7 of Form 8-K filed on July 11, 2006)

10.8	Loan Agreement, dated August 12, 2005 between DCI USA Inc. and AMEREX Companies, Inc. (incorporated by reference to Exhibit 10.8 of Form 8-K filed July 11, 2006)

10.9
Amendment, dated June 30, 2006 to Contract for Sale and Purchase of Business Assets, dated September 1, 2005, between Enhanced Operating Co., LLC and AMEREX Companies, Inc. (incorporated by reference to Exhibit 10.10 of Form 8-K filed on July 11, 2006)

10.11
Amendment, dated November 13, 2005, to Contract for Sale and Purchase of Business Assets, dated September 13, 2005, among NES Technology LLC, Industrial Waste Services LLC and AMEREX Companies, Inc. (incorporated by reference to Exhibit 10.13 of Form 8-K filed on July 11, 2006)

10.12	Employment Agreement, dated October 1, 2005, between AMEREX Companies, and Richard Coody. (incorporated by reference to Exhibit 10.23 of Form 8-K filed on July 11, 2006)

10.13	Lease Agreement, dated December 1, 2005, between Amerex Companies, Inc. and Capitoline Advisors, Inc. (incorporated by reference to Exhibit 10.29 of Form 8-K filed on July 11, 2006)

10.14	Lease Agreement, dated December 30, 2005, between Amerex Companies, Inc. and CDI, Inc. (incorporated by reference to Exhibit 10.30 of Form 8-K filed on July 11, 2006)

10.15	Line of Credit with CAMOFI Master LCD. (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Form SB-2 filed on March 20, 2007)

10.16	Secured Loan Agreement with Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.16 of Form 8-K filed August 16, 2007)

10.17	Letter Agreement with Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.17 of Form 8-K filed August 16, 2007)

10.18	Pledge Agreement between Richard Coody and Ron Brewer and Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.18 of Form 8-K filed August 16, 2007)

10.19	Indemnification Agreement with Richard Coody (incorporated by reference to Exhibit 10.19 of Form 8-K filed August 16, 2007)

10.20	Agreement with Richard Coody (incorporated by reference to Exhibit 10.20 of Form 8-K filed August 16, 2007)

10.21	Indemnification Agreement with Ron Brewer (incorporated by reference to Exhibit 10.21 of Form 8-K filed August 16, 2007)

10.22	Agreement with Ron Brewer (incorporated by reference to Exhibit 10.22 of Form 8-K filed August 16, 2007)

10.23
Conformed Letter of Intent to purchase Perma-Fix Treatment Solutions, Inc. (“Perma-Fix”) of Tulsa, OK from Perma-Fix Environmental Services, Inc. (incorporated by reference to Exhibit 10.23 of Form 8-K filed August 29, 2007)

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND

The following is a summary of the fees billed to the Company by Sartain Fischbein + Co. for professional services rendered for the fiscal years ended December 31, 2007 and 2006.

Fee Category	2007 Fees	2006 Fees
Audit Fees (1)	$153,059	$193,377
Audit-Related Fees	0	0
Tax Fees (2)	6,050	2,140
All Other Fees	0	0
Total Fees	$159,109	$195,517

(1) Audit Fees consist of  fees billed and estimated to be billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and fees billed for review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Sartain Fischbein + Co. in connection with statutory and regulatory filings or engagements.

(2) Tax fees for 2006 consist of fees billed for professional services for preparation of 2005 income tax returns for the Company’s Waste Express subsidiary.  Tax fees for 2007 relate to work performed in 2007 for preparation of the Company’s 2005 income tax returns.

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

AMEREX GROUP, INC. Registrant

Date: April 15, 2008	By:	/s/ Nicholas J. Malino
Nicholas J. Malino, President, Chief Executive Officer and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Malino	President, Chief Executive Officer, Director	April 15, 2008
Nicholas J. Malino

/s/ Stephen K. Onody	Chief Operating Officer, Director	April 15, 2008
Stephen K. Onody

/s/ Robert Roever	Director	April 15, 2008
Robert Roever

/s/ Philip Getter	Director	April 15, 2008
Philip Getter

/s/ John J. Smith	Director	April 15, 2008
John J. Smith

/s/ Alexander Ruckdaeschel	Director	April 15, 2008
Alexander Ruckdaeschel