Form 10QSB
period 2008-03-31
AMEREX GROUP, INC.
filed 2008-05-20
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2008
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at May 18, 2008
Common Stock, $.001 par value	14,067,183

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,130	$19,588
Accounts receivable, trade, net of an allowance for doubtful accounts of $15,000 at March 31, 2008 and December 31, 2007	1,977,922	2,262,396
Other current assets	752,630	506,197

TOTAL CURRENT ASSETS	2,797,682	2,788,181

PROPERTY, PLANT AND EQUIPMENT, at cost	3,964,642	3,963,844
Less accumulated depreciation and amortization	(708,774)	(629,382)
NET PROPERTY, PLANT AND EQUIPMENT	3,255,868	3,334,462

Other assets	672,555	686,595

TOTAL ASSETS	$6,726,105	$6,809,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,238,341	$2,476,282
Accrued expenses	1,453,751	1,089,133
Current portion of long term debt	2,795,221	2,230,000

Accrued acquisition liability	268,975	265,000
Obligations to issue equity instruments	159,408	265,680
TOTAL CURRENT LIABILITIES	6,915,696	6,326,095
Long term debt, net of debt discount	7,428,310	7,471,592

TOTAL LIABILITIES	14,344,006	13,797,687
Redeemable common stock, 500,000 shares	735,000	700,000
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.001 Par Value, 100,000,000
Shares authorized, 14,067,183 and 15,709,683 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively, including redeemable common stock	13,567	15,210
Additional paid-in capital	6,063,580	5,532,827
Accumulated deficit	(14,430,048)	(13,236,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,352,901)	(7,688,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,726,105	$6,809,238

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$1,607,422	$2,147,872
Operating Expenses:
Cost of services provided	1,139,901	1,285,254
Non cash compensation	362,673	0
Selling, general and administrative	670,049	645,903
Professional fees	151,294	78,143
Depreciation	79,391	82,305
Amortization	9,041	9,041
Operating Income (Loss)	(804,927)	47,226

Other Income (Expense)
Interest expense	(404,513)	(187,631)
Amortization of debt discount	(177,631)	(585,000)
Amortization of capitalized financing fees	0	(200,099)
Financing penalty fees	0	(295,800)
Remeasurement of obligations to issue equity instruments	106,272	0
Other income	87,237	22

Loss From Continuing Operations	(1,193,562)	(1,221,282)

Loss From Discontinued Operations	0	(93,711)
Net Loss	$(1,193,562)	$(1,314,993)

LOSS PER SHARE
Basic and Diluted	$(0.08)	$(0.07)

Weighted average number of common shares outstanding:
Basic and Diluted	14,988,337	18,773,595

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(1,193,562)	$(1,314,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	0	93,711
Depreciation and amortization	88,432	291,445
Amortization of debt discount	177,631	585,000
Noncash compensation	362,673	0
Changes in:
Accounts receivable	284,474	694,524
Other current assets	(79,996)	114,473
Other assets	4,999	0
Accounts payable	(237,941)	(165,748)
Accrued current liabilities	337,542	(50,289)

Net cash provided by (used in) operating activities	(255,748)	248,123

Cash flows from Investing Activities
Acquisition of property, plant and equipment	(797)	(17,750)
Disposal of property, plant and equipment	0	9,957
Restricted cash	0	15,000

Net cash provided by (used in) investing activities	(797)	7,207

Cash flows from Investing Activities
Borrowings on Debt	304,087	0
Repayment of Debt	0	(115,600)

Net cash provided by (used in) financing activities	304,087	(115,600)

Net increase in cash and cash equivalents	47,542	139,730

Cash and cash equivalents at beginning of period	19,588	60,267

Cash and cash equivalents at end of period	$67,130	$199,997

Supplemental disclosures - cash paid for:
Interest	$105,960	$258,785
Income taxes	$0	$—

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary,  AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc.,  (collectively, the “Company”) at March 31, 2008 and the results of its (i) operations for the three months ended March 31, 2008 and 2007 and (ii) cash flows for the three months ended March 31, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB made to date in 2008.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $7,114,098 during the year ended December 31, 2007, a net loss for the three months ended March 31, 2008 of $1,193,562 and further losses are anticipated.  As of March 31, 2008, the Company had a working capital deficiency of $4,118,014 and stockholders’ deficit of $8,352,901.   Furthermore, the Company has experienced cash flow difficulties, and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.    These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

2.
Line of credit. On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1.5 million or 80% of account receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4%. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.

3.
Long Term Debt
CAMOFI Notes
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

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”.  This pronouncement was adopted by the Company effective January 1, 2007, which resulted in the reclassification of these warrants, valued at $1,479,000 at January 1, 2007, from liabilities to equity.

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

On December 19, 2007, the Company executed an agreement with CAMOFI to modify the terms of the notes payable to CAMOFI.  The agreement specifies, among other things, that a new note payable in the amount of $2,027,123 would be issued to CAMOFI for registration rights penalties and accrued interest.  The new agreement requires monthly payment of interest of 10% cash beginning April 1, 2008 and 2% increase in notes payable.  Principal payments are $250,000 beginning August 1, 2008, with the remaining balance due November 10, 2010.  The agreement also provided for the issuance of 561,087 shares of common stock to CAMOFI.  The issuance of the stock has been recorded at its estimated fair value of $156,543 at December 19, 2007, and resulted in a beneficial conversion feature with an intrinsic value of $156,543, which was recorded consistent with the preceding discussion.  The agreement also extended the exercise period for the warrants for an additional five years, and required the Company to raise additional equity by March 31, 2008.  The documents effectuating the modification described in the Letter of Intent were executed and delivered by the Company and dated as of December 31, 2007.   The Company was in violation of the covenant regarding additional equity and certain other covenants as of April 1, 2008.  As such, the Company is in default of its Notes agreement and no waiver has yet been obtained from the lender.

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and being deposited from customers into the lockbox account.

As of May 2008, as a result of decreased revenue and subsequent billings during the current period, we were in an overdrawn position with respect to the August 31, 2006 Line of Credit agreement with CAMOFI.  Cash arriving into the lockbox will be used to pay down the Line of Credit.  The Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing capital requirements.

POOF Note Payable and Related Redeemable Common Stock

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd. (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  The note was originally structured to require monthly installments commencing on September 14, 2007 and on the 10th day of each month thereafter through February 10, 2008.  The loan bears interest at 5% per annum and is payable in cash or with shares of Company common stock discounted at 30% from the average bid price for the five days preceding the installment.  The Company was also obligated to pay a monthly utilization fee of 10% of the monthly installment.  The Company did not make the scheduled payments on the POOF loan, and verbally agreed to monthly extensions of the amount due.

The Company also issued 500,000 shares of common stock to POOF in connection with this loan.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares were not registered by January 15, 2008, the Company was obligated to repurchase the shares for $700,000.  If the Company does not pay the amounts due, the Company’s obligation to repurchase the shares will bear interest at 2% per month.  In accordance with EITF Topic D-98, since the redemption feature is not entirely within the Company’s control, the redeemable common stock is presented as temporary equity at December 31, 2007 and has been recorded at its redemption value, considering that it was probable at that date that the shares would not be registered by January 15, 2008, which did not happen.

The $750,000 loan was initially recorded as $300,000 of notes payable (net of debt discount) and $450,000 as redeemable common stock, based on the estimated fair values of the note and common stock.  The redeemable common stock has been adjusted to its expected redemption value plus accrued interest.

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

4.
Loss per share. :  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.   Weighted average shares outstanding for the quarter ended March 31, 2007 were 18,773,595.  Weighted average shares outstanding for the quarter ended March 31, 2008 were 14,988,337 and reflect the issuance of shares during the three months ended March 31, 2008 to consultants and the retirement of 3,000,000 shares returned by Mr. Ron Brewer.

No outstanding stock obligations or warrants represent dilutive potential common shares for the quarters ended March 31, 2008 and 2007.  As ofMarch 31, 2008 and 2007, the Company had outstanding common stock warrants to issue  5,766,667 shares of common stock and had committed to issue 984,000 shares of common stock to a lender (see Note 3).  Mr. Onody, our Chief Operating Officer, was issued options to purchase 350,000 shares in June 2007 and September 2007.  On November 13, 2007, the Board of Directors consented to the issuance of 160,000 shares of common stock to Craig McMahon, our Vice President of Operations, 60,000 shares of common stock to Paul Koons, our Manager of Emergency Response Services, 80,000 shares of common stock to Greg Gadbois, the manager of our Portland, Oregon office, and 92,000 shares of common stock, in the aggregate to 34 other employees. .  The Company issued 1,691,250 stock options to employees, directors and consultants in November 2007 and 1,195,000 stock options to employees, directors and consultants during first quarter 2008.   These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the periods presented.

AMEREX GROUP, INC. AND SUBSIDIARIES
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

Mr. Onody assumed the position of Chief Operating Officer in June 2007.  As part of his initial four-month consulting agreement he was provided with options to purchase up to 100,000 shares.  On September 7, 2007, Mr. Onody was issued options to purchase 250,000 shares.  On January 28, 2008, Mr. Onody was issued options to purchase an additional 500,000 shares. Employees, directors and consultants were issued options to purchase 1,691,250 shares of common stock in November 2007 and options to purchase 695,000 shares of common stock in February 2008.

We entered into no other material consulting agreements during the three months ending March 31, 2008.

6.
Acquisition of Pryor and Discontinued Operations: On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070.  Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability.  The total cost to remediate the asbestos was estimated to be $768,000 at March 31, 2006.  As part of the asset purchase agreement, the Company assumed all obligations for removing the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller.  If the asbestos obligations have not been settled within the required period, the seller may draw upon the letter of credit for any costs incurred by the seller to complete the asbestos removal and any damages permitted to be recovered under the agreement.  The Company placed approximately $800,000 in a separate bank account as collateral to the bank issuing the letter of credit.  The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062.  As a result of sales, this amount has been reduced to $260,280, which is presented as assets held for sale at December 31, 2006 and included in the Amerex segment. Since these assets are considered as a separate asset group to be disposed, they are classified as a discontinued operation. The Company sold all of these remaining assets during 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”. The Company intends to convert the property to be retained into a licensed waste management facility.

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

7.
Related Party Transactions.
During the year ended December 31, 2006, the Company recorded  $558,000 in consulting fees plus expenses as debt finance costs paid to this consulting company as well as $6,000 in rent and $15,000 in other consulting fees.  In 2007, we paid $3,000 to this consultant for rent.

During the year ended December 31, 2007, the Company paid consulting fees of $15,000 to a board member of the Company.  The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the year ended December 31, 2007.

In August 2006 the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the three months ended March 31, 2007 the Company incurred expense of $15,000 under this lease. This lease was terminated in March of 2007.

During 2007, the Company agreed to issue 20,000 shares of common stock to a former director of the Company for consulting services rendered for a total value of $15,750.

In 2007, the Company entered agreements with Mr. Richard Coody, a former director, and Mr. Ron Brewer, a former director and officer, in which Mr. Coody and Mr. Brewer agreed to return 4,805,000 shares and 3,000,000 shares, respectively, of the Company’s stock which they owned to the Company in exchange for indemnification against any claims that may be brought against them in their prior roles with the Company.  Mr. Coody’s 4,805,000 shares were returned and retired in 2007, while Mr. Brewer’s shares were returned and canceled in February 2008.  Considering the nature of the transactions involving a nonreciprocal transfer of nonmonetary assets to owners, the Company determined that no income recognition was appropriate and to record the transfers based on the book value of the indemnification given, which resulted in no net entry apart from retirement of the stock against paid-in capital.

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ron Brewer in which they each agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 loan to the Company from POOF (see Note 3).  In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to management of daily operations.  Messrs. Coody and Brewer will receive credit against their respective obligations to the Company for any shares of theirs that are sold under the pledge.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares sold by POOF under the pledge.  The funds will be retained in an escrow account and disbursed during 2009.

8.
Segment Reporting- The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The Company’s reportable segments consist of Waste Express and Amerex.  Amerex revenues for the three months ended March 31, 2008 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes.  Selected financial information for reportable segments for the three months ended March 31, 2008 is as follows:

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	302,110	1,305,312		1,607,422

Operating loss	(139,830)	(665,097)		(804,927)

Other income	1,239	85,998		87,237

Interest expense, penalties
and amortization of debt
costs and debt discount	(2,736)	(473,136)		(475,872)

Loss from continuing operations	(142,567)	(1,050,995)		(1,193,562)

Income (loss) from discontinued operations	0	0		0
Net loss	(142,567)	(1,050,995)		(1,193,562)

Segment assets	1,299,532	5,799,282	(372,709)	6,726,105

Expenditures for acquisitions,	0	797		797
property and equipment

Selected financial information for reportable segments for the three months ended March 31, 2007 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	604,918	1,542,954		2,147,872

Operating income (loss)	(81,184)	128,410		47,226

Other income	0	23		23

Interest expense, penalties
and amortization of debt
costs and debt discount	0	(1,268,530)		(1,268,530)

Loss from continuing operations	(81,184)	(1,140,098)		(1,221,282)

Income (loss) from discontinued operations	0	(93,711)		(93,711)
Net loss	(81,184)	(1,233,809)		(1,314,993)

Segment assets	1,640,467	7,062,101	(288,725)	8,413,843

Expenditures for acquisitions,	0	17,750		17,750
property and equipment

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

9.
Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the three months ended March 31, 2008, and the three months ended March 31, 2007, the Company had revenue from 3 customers comprising approximately 61% and 71% of total revenues, respectively.  At March 31, 2008 and December  31, 2007 accounts receivable from these customers comprised approximately 55% and 61% of total accounts receivable, respectively.

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

3.  Share-based compensation and multiple element transactions

The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period. The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods. The measurement date for share-based payments to employees is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities. The estimated value of share-based payments for options, warrants and similar obligations is determined using a Black-Scholes model and assumptions regarding stock price volatility, discount rate and exercise period.  A discount is applied to the values of stock not yet registered to account for the reduced value associated with the shares not being liquid and readily saleable.  The discount to be applied to stock not yet registered is determined based on internal analyses and the results of the external valuation analysis discussed in the following paragraph.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

The Company engaged a third-party valuation expert to provide an opinion as to the fair value, as of August 14, 2007, of 500,000 unregistered shares (the “Shares”) of Amerex Group, Inc. (the “Company”) issued to a single investor in connection with a $750,000 loan to the Company by the investor (the “POOF Loan”).  The purpose of this opinion is to determine the appropriate amount of debt discount to apply to the Note evidencing such loan.  The third party expert utilized the valuation guidelines provided by SFAS 157.  In accordance with SFAS 157, “fair value is the price that would be received to sell an asset…in an orderly transaction between market participants at the measurement date.”  The opinion of the third-party expert was thus applied to properly value this instrument.  However, as with many financial analyses, it is not unlikely that experts may differ on the specific methodologies applied and that these various methodologies may be populated with different assumptions by different experts, thereby making it likely that values reported by different evaluators utilizing different methodologies and different assumptions may yield different results.

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

Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measures (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities and any assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  SFAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008.  Management is still assessing the effect, if any, adoption of SFAS157 will have on the Company’s financial position and results of operations in 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115 (“SFAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Although SFAS 159 is effective and was adopted by the Company as of January 1, 2008, management has not chosen to measure any new items at fair value besides those currently required to be measured at fair value under GAAP, and has no plans to do so at this time.  Therefore, SFAS 159 is not expected to have any impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard will impact the accounting for any business combinations entered into by the Company after the adoption date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three-month periods ending March 31, 2008 and 2007.  We have prepared these statements ourselves and they have not been audited by our independent auditors.

Results of Operations:

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Net Sales	100%		100%
Cost of Sales	71%		60%
Gross Profit	29%		40%
Selling, General, and Administrative Expense	42%		30%
Total Operating Expense	150%		98%
Income (Loss) from Operations	(50	) %	2%
Other Income (Expense)	(24	) %	(59	) %
Loss from Continuing Operations	(74	) %	(57	) %

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Revenues

Revenue for the quarter ended March 31, 2008, was $1,607,422 as compared to revenue of $2,147,872 for the three months ended March 31, 2007. This decrease was primarily due to a reduction in the services performed for the U.S. Department of Justice, Drug Enforcement Agency (“DEA”). For the three month period ending March 31, 2007, revenue from the DEA totaled $972,607 as compared with $518,783 for the comparable period ending March 31, 2008. Also contributing to the reduction was a decrease in revenue from the DEA subcontractors.

Cost of Services Provided

During the three month period ending March 31, 2007 our total cost of services was $1,139,901 or 71% of total revenues for a gross profit of $467,521 as compared to total cost of services provided of  $1,285,254 or 60% of total revenues for a gross profit of $862,618 or 40%  for the comparable three month period ending March 31, 2007.  The overall decrease in gross margin resulted primarily from an increase in labor and contract labor costs. While labor costs rose only $31,958 or 11% from $279,440 for the three month period ending March 31, 2007 to $311,398 for the comparable period ending March 31, 2008, this represented an increase of 49% as a percentage of revenue. For the period ending March 31, 2007 labor costs were 13% of revenue as compared to 19% of revenue for the period ending March 31, 2008. The reason for this increase was the rapid reduction in the revenue from the Drug Enforcement Agency. The Drug Enforcement Agency failed to provide us ample notification required to react quickly enough to the reduction in revenue. We have since made such adjustments and expect gross margin to rise. Travel costs also increased from $35,792 for the three month period ending March 31, 2007 to $52,414 for the comparable period ending March 31, 2008. The principal reason for the rise is the increased fuel costs. While most of our contracts contain surcharge provisions for fuel, some do not and others are based on fuel prices from earlier periods which means that we still absorb a portion of the increasing costs of diesel fuel.

SG&A

During the three month period ending March 31, 2008 our operating expenses (which includes non cash compensation, selling, general and administrative, professional fees, amortization and depreciation expenses) were $1,272,448 or 79% of revenue resulting in an operating loss of $804,927 as compared to operating expenses of $815,392 or 38% of revenue resulting in an operating income of $47,226 for the comparable three month period ending March 31, 2007 ..This increase was primarily as a result of increases in insurance costs and professional fees. Insurance costs increased by $29,701 or 19% from $155,829 for the period ending March 31, 2007 to $185,530 in the comparable period ending March 31, 2008. Professional fees rose $73,151 or 93% from $78,142 for the period ending March 31, 2007 to $151,294 in the comparable period ending March 31, 2008. These increases were partially offset by a decrease in labor expense of $23,710 or 9% from $250,310 for the period ending March 31, 2007 to $226,600 in the comparable period ending March 31, 2008 and a decrease in repair expenses of $22,535.

Non-Operating Expenses

During the three month period ending March 31, 2008, our net non-operating expenses were $388,635 resulting in a net loss from continuing operations of $(1,193,562),  as compared with $1,268,508 in net non-operating expenses and a net loss from continuing operations of $(1,221,282) for the three months ended March 31, 2007.  The decrease in the current year period was due to the completion of the amortization of financing fees which were $200,099 for the previous period ending March 31, 2007 and the absence of financing penalty fees which amounted to $295,800 for the previous period.

Loss from continuing operations for the three months ended March 31, 2008 was $(1,193,562) compared to $(1,221,282) in the prior year period.

Net loss was $(1,193,562) for the three months ended March 31, 2008, compared with a net loss of $(1,314,993) for the three months ended March 31, 2007. The Company realized a loss of $(93,711) in the three months ended March 31, 2007 resulting from expenses related to its discontinued operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Segment Results of Operations

The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company's reportable segments consist of Waste Express and Amerex. Amerex revenues for the three months ended March 31, 2008 consist primarily of waste management services similar to those performed by Waste Express. For the three months ended March 31, 2008, the Amerex segment reported a operating loss of $(665,096) as compared to the three months ended March 31, 2007 in which the Amerex segment reported an operating income of $128,410. During the three months ended March 31, 2008, the Waste Express segment recorded an operating loss of $(139,830) as compared to the three months ended March 31, 2007 in which the Waste Express segment reported an operating loss of $(81,184). The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies; however the majority of the Company's corporate expenses are included within the Amerex segment. These expenses include professional fees for legal, accounting and information systems consulting as well as insurance, administrative salaries, non cash compensation and benefits and rent and repairs of its corporate headquarters. In addition, the Amerex segment contains more depreciable assets than that of the Waste Express segment which results in increased depreciation expense for the Amerex segment compared to the Waste Express segment. Inclusion of these expenses within the Amerex segment reduces the profitability for that segment when compared to the Waste Express segment.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2008 our cash and cash equivalents amounted to $67,130 and our accounts receivable we $1,977,922. Our total current assets as of March 31, 2008 were $2,797,682. As of March 31, 2007 our cash and cash equivalents amounted to $199,997, which did not include restricted cash of $797,666 and our accounts receivable was $1,944,373.  Our total current assets as of March 31, 2007 were $3,521,471.   Our accounts receivable increased to $1,977,922 as of March 31, 2008, which included unbilled receivables of $573,229. Our accounts receivable as of March 31, 2007 were $1,944,373. The reduction in the total current assets occurred as a result of asset acquisitions and greater debt related expenses.

At March 31, 2008 the Company had current liabilities of $6,915,696 comprised of the current portion of long term debt, accounts and notes payable, accrued expenses, , and obligations to issue equity instruments During the period ended March 31, 2007 our current liabilities were $13,092,169. The decrease in current liabilities from $13,092,169 to $6,915,696 resulted from the renewal and extension of the CAMOFI notes payable and the reduction in the obligations to issue equity instruments. As a result the Company has negative working capital of $4,118,014 as of March 31, 2008 compared to negative working capital $9,570,698 as of March 31, 2007.

For the three month period ended March 31, 2008 and March 31, 2007 the Company had  cash used in operating activities of $255,748 and used cash provided by  operating activities of $248,123, respectively.  For the three month period ended March 31, 2008 the Company realized an overall increase in cash and cash equivalents primary due to cash provided by financing activities of $304,087 offset by net cash used in investing activities of $(797) and the aforementioned cash used in operating activities of $255,748.  For the three months ended March 31, 2007 the Company realized a increase in cash and cash equivalents of $139,730, primarily due to cash provided by  investing activities of $7,207 and the aforementioned cash provided by  operating activities of $248,123, partially offset by cash used in  financing activities of $115,600.

The Company's management has previously obtained additional funding in the form of subordinated debt and a line of credit. However, there are no assurances that additional funding is available to the Company or, if available, will be on terms acceptable to the Company.  Additionally, there are no assurances that such additional funding, if available, will be sufficient to execute the Company’s business plan.  If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract has had a material adverse effect on the Company’s ability to continue as a going concern.  As of March 31, 2008 the Company had, and as of the date of this report, the Company continues to have insufficient funds to pay its obligations incurred in the ordinary course as and when they are due, including salaries and payroll taxes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

On December 31, 2007 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the interest payments have been deferred until April 1, 2008, (c) the Interest Rate has been increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount will be changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, (f) the monthly redemption amount will now begin on August 1, 2008, (g) Amerex will use the proceeds from the sale of the Pryor and Leigh properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we have agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before March 31, 2008, (i) we have agreed to file a registration statement prior to June 30, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex will extend the term of CAMOFI’s warrants to December 31, 2012, and (m) we will make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  The note currently is in default due to the Company’s noncompliance with certain of the foregoing and other terms.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement. The Company was in noncompliance with certain of these covenants as of September 30, 2007.  The Company currently is in default under the credit line agreement, precluding any further advances under the line of credit to pay such obligations or other expenses of the Company.

The Senior Secured Convertible Notes is secured by a lien against substantially all of the assets of the Company and the line of credit is further secured by a “lockbox” account that is administered by a bank.  Until a default by the Company, the holder of our Senior Secured Convertible Notes allows the Company use of a portion of the cash receivables of the Company deposited into the account, based upon a formula.  Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  The line of credit and the Senior Secured Convertible Notes are in default and CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and payments from customers being deposited into the lockbox account.

The Company is currently addressing its liquidity and negative working capital issues as of March 31, 2008 by the following actions:

•
The Company will seek alternative financing which may include equity financing or additional subordinated debt . The Company is currently ion discussions with several institutions for the purpose of securing additional equity and debt funding.

•	The Company continues to pursue additional customers and increased revenues.

•
The Company is actively soliciting parties interested in the purchase of our property in Pryor, OK. Proceeds from this sale, if it is concluded, will be used to pay down the 10% Senior Secured Convertible Notes.

•	The Company is considering the sale of its property owned in Harrison County, Texas.

•	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

As of May 2008, the Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will continue to make periodic requests for additional funds from CAMOFI to satisfy ongoing capital requirements.

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future, which could have a material adverse effect on our business, results of operations and financial condition

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company officers and directors. Our independent auditors have reported to the Company’s Audit Committee and Management several material weaknesses in our accounting controls and procedures including limited staffing resulting in insufficient review of transactions in inadequate segregation of duties of the accounting personnel. Also, those procedures must be developed that ensure that all new agreements become timely entered into the general ledger system. In addition, we need to recruit and hire more experienced accounting personnel capable of understanding and documenting complex accounting issues, such as nontraditional financing in which the Company is frequently involved. .  We believe that we have addressed satisfactorily the issue of timely posting of receipts as the bank now provides us with updated material one day in arrears in the form of scanned images of each check (front and back) received the previous day. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

None.

ITEM 3.  Defaults Upon Senior Securities

We are in default under our Senior Secured Convertible Notes Agreement

On December 31, 2007 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the interest payments have been deferred until April 1, 2008, (c) the Interest Rate has been increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount will be changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, (f) the monthly redemption amount will now begin on August 1, 2008, (g) Amerex will use the proceeds from the sale of the Pryor and Leigh properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we have agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before March 31, 2008, (i) we have agreed to file a registration statement prior to June 30, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex will extend the term of CAMOFI’s warrants to December 31, 2012, and (m) we will make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  The note currently is in default due to the Company’s noncompliance with certain of the foregoing and other terms.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  The Company currently is in default under the credit line agreement, precluding any further advances under the line of credit to pay such obligations or other expenses of the Company.

The Senior Secured Convertible Notes is secured by a lien against substantially all of the assets of the Company and the line of credit is further secured by a “lockbox” account that is administered by a bank.  Until a default by the Company, the holder of our Senior Secured Convertible Notes allows the Company use of a portion of the cash receivables of the Company deposited into the account, based upon a formula.  Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  The line of credit and the Senior Secured Convertible Notes are in default and CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and being deposited from customers into the lockbox account.

As of May 2008,the Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will continue to make periodic requests for additional funds from CAMOFI to satisfy ongoing capital requirements These additional funds will be added to the outstanding balance on the 10% Senior Secured Convertible Notes.

ITEM 5. Other Information

a)

b)	None.

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Document
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

4.5	Warrant issued to CAMOFI Master LCD in connection with a line of credit on November 10, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007)..

4.6	Non-Qualified Stock Option Award Agreement for the benefit of Stephen K. Onody, dated January 28, 2008

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 of Amendment to Form 10-SB filed on January 17, 2007).

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

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

10.32	Letter Agreement, dated May 7, 2008 between the Company and Glenwood Capital LLC, filed herewith.

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

B.	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.

Date: May 20, 2008	By:	/s/ Nicholas J. Malino
Nicholas J. Malino, President, Chief Executive Officer, Principal Financial Officer and Director