Form 10-Q/A
period 2008-03-31
AMEREX GROUP, INC.
filed 2008-06-13
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

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

N/A
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate by a check mark whether the registrant is (check one):
an accelerated filer [ ]	a non accelerated filer [ ]	or a smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at May 18, 2008
Common Stock, $.001 par value	14,067,183

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2008 and December 31, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and the three months ended March 31, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and the three months ended March 31, 2007 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to Vote of Shareholders

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURE PAGE	22

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

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$1,607,422	2,147,872
Operating Expenses:
Cost of services provided	1,139,901	1,285,254
Non cash compensation	362,673	00
Selling, general and administrative	670,049	645,903
Professional fees	151,294	78,143
Depreciation	79,391	82,305
Amortization	9,041	9,041

Operating Income (Loss)	(804,927)	47,226

Other Income (Expense)
Interest expense	(404,513)	(187,631)
Amortization of debt discount	(177,631)	(585,000)
Amortization of capitalized financing fees	0	(200,099)
Financing penalty fees	0	(295,800)
Remeasurement of obligations to issue equity instruments	106,272	0
Other income	87,237	22

Loss From Continuing Operations	(1,193,562)	(1,221,282)

Loss From Discontinued Operations	0	(93,711)

Net Loss	$(1,193,562)	$(1,314,993)

LOSS PER SHARE
Basic and Diluted	$(0.08)	$(0.07)

Weighted average number of common shares outstanding:
Basic and Diluted	14,988,337	18,773,595

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

3.    Long Term Debt.

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

On December 19, 2007, the Company executed an agreement with CAMOFI to modify the terms of the notes payable to CAMOFI.  The agreement specifies, among other things, that a new note payable in the amount of $2,027,123 would be issued to CAMOFI for registration rights penalties and accrued interest.  The new agreement requires monthly payment of interest of 10% cash beginning April 1, 2008 and 2% increase in notes payable.  Principal payments are $250,000 beginning August 1, 2008, with the remaining balance due November 10, 2010.  The agreement also provided for the issuance of 561,087 shares of common stock to CAMOFI.  The issuance of the stock has been recorded at its estimated fair value of $156,543 at December 19, 2007, and resulted in a beneficial conversion feature with an intrinsic value of $156,543, which was recorded consistent with the preceding discussion.  The agreement also extended the exercise period for the warrants for an additional five years, and required the Company to raise additional equity by March 31, 2008.  The Company was in violation of the covenant regarding additional equity and certain other covenants as of April 1, 2008.  As such, the Company is in default of its Notes agreement and no waiver has yet been obtained from the lender

Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and being deposited from customers into the lockbox account.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

6.    Acquisition of Pryor and Discontinued Operations.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes.  Selected financial information for reportable segments for the three months ended March 31, 2008 is as follows:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	302,110	1,305,312		1,607,422

Operating loss	(139,830)	(665,097)		(804,927)

Other income	1,239	85,998		87,237

Interest expense, penalties and amortization of debt costs and debt discount	(2,736)	(473,136)		(475,872)

Loss from continuing operations	(142,567)	(1,050,995)		(1,193,562)

Income (loss) from discontinued operations	0	0		0
Net loss	(142,567)	(1,050,995)		(1,193,562)

Segment assets	1,299,532	5,799,282	(372,709)	6,726,105

Expenditures for acquisitions, property and equipment	0	797		797

Selected financial information for reportable segments for the three months ended March 31, 2007 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	604,918	1,542,954		2,147,872

Operating income (loss)	(81,184)	128,410		47,226

Other income	0	23		23

Interest expense, penalties and amortization of debt costs and debt discount	0	(1,268,530)		(1,268,530)

Loss from continuing operations	(81,184)	(1,140,098)		(1,221,282)

Income (loss) from discontinued operations	0	(93,711)		(93,711)
Net loss	(81,184)	(1,233,809)		(1,314,993)

Segment assets	1,640,467	7,062,101	(288,725)	8,413,843

Expenditures for acquisitions, property and equipment	0	17,750		17,750

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

Recently Issued Accounting Pronouncements

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

Basis of Presentation

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

Results of Operations

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

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future, which could have a material adverse effect on our business, results of operations and financial condition

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

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

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

10.32	Letter Agreement, dated May 7, 2008, between the Company and Glenwood Capital LLC, filed herewith

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

B. Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.

Date: June 13, 2008	By:	/s/ Nicholas J. Malino
Nicholas J. Malino, President Chief Executive Officer, Principal Financial Officer and Director