Form 10-Q
period 2008-06-30
AMEREX GROUP, INC.
filed 2008-08-14
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2008
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at August 5, 2008
Common Stock, $.001 par value	15,335,681

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$143,616	$19,588

Accounts receivable, trade, net of an allowance for doubtful accounts of $15,000 at June 30, 2008 and December 31, 2007	1,778,547	2,262,396
Other current assets	731,091	506,197

TOTAL CURRENT ASSETS	2,653,254	2,788,181

PROPERTY, PLANT AND EQUIPMENT, at cost	3,976,142	3,963,844
Less accumulated depreciation and amortization	(788,945)	(629,382)
NET PROPERTY, PLANT AND EQUIPMENT	3,187,197	3,334,462

Other assets	947,047	686,595

TOTAL ASSETS	$6,787,498	$6,809,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,178,043	$2,476,282
Accrued expenses	1,324,374	1,089,133
Current portion of long term debt	13,892,812	2,230,000

Accrued acquisition liability	272,950	265,000
Obligations to issue equity instruments	128,412	265,680
TOTAL CURRENT LIABILITIES	17,796,591	6,326,095
Long term debt, net of debt discount	0	7,471,592

TOTAL LIABILITIES	17,796,591	13,797,687
Redeemable common stock, 500,000 shares	777,000	700,000
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.001 Par Value, 100,000,000 shares authorized 15,335,681 and 15,709,683 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, including redeemable common stock	14,836	15,210
Additional paid-in capital	6,459,228	5,532,827
Accumulated deficit	(18,260,157)	(13,236,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(11,786,093)	(7,688,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,787,498	$6,809,238

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$1,173,492	$2,109,309	$2,780,914	$4,257,181
Operating Expenses:
Cost of services provided	1,099,887	1,284,999	2,239,788	2,570,252
Non cash compensation	280,916	0	643,589	0
Selling, general and administrative	692,888	653,239	1,362,936	1,301,067
Professional fees	200,374	146,198	351,668	224,341
Depreciation	80,171	73,026	159,563	153,407
Amortization	9,041	9,041	18,082	18,082

Total Operating Expenses	2,363,277	2,166,503	4,775,626	4,267,149

Operating Income (Loss)	(1,189,785)	(57,194)	(1,994,712)	(9,968)

Other Income (Expense):
Interest expense	(453,840)	(220,191)	(808,353)	(407,822)
Amortization of debt discount	(80,754)	(492,475)	(258,385)	(932,928)
Amortization of capitalized financing fees	(141,767)	(208,044)	(141,767)	(408,143)
Financing penalty fees	(1,954,231)	(302,600)	(1,954,231)	(598,400)
Remeasurement of obligations to issue equity instruments	30,996	(738,513)	137,268	(738,513)
Other income (expense)	(40,728)	39,698	(3,491)	39,720

Loss From Continuing Operations	(3,830,109)	(1,979,319)	(5,023,671)	(3,056,054)

Income (Loss) From Discontinued Operations	0	16,136	0	(77,575)

Net Loss	$(3,830,109)	$(1,963,183)	$(5,023,671)	$(3,133,629)

LOSS PER SHARE
Basic and Diluted	$(0.28)	$(0.10)	$(0.35)	$(0.17)

Weighted average number of common shares outstanding:
Basic and Diluted	13,780,156	18,773,596	14,384,247	18,773,596

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(5,023,671)	$(3,133,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	0	77,575
Depreciation and amortization	177,645	173,413
Amortization of debt discount	258,385	1,341,071
Gain on sale of assets	0	(25,025)
Financing penalty fee	1,954,231	0
Interest expense added to notes payable	541,294	0
Noncash compensation	658,589	100,000
Changes in:
Accounts receivable	483,849	424,831
Other current assets	42,544	345,088
Other assets	146,767	0
Accounts payable	(298,239)	315,287
Other current liabilities	182,923	44,737

Net cash used in operating activities	(875,683)	(336,652)

Cash flows from Investing Activities
Acquisition of property, plant and equipment	(12,298)	(24,511)
Proceeds from sales of assets	0	113,400
Proceds from release of restricted cash	0	350
Net cash used by investing activities – continuing operations	(12,298)	89,239
Net cash provided by investing activities – discontinued operations	0	66,650

Net cash provided by (used in) investing activities	(12,298)	155,889

Cash flows from Financing Activities
Borrowings on Debt	1,012,009	249,979
Repayment of Debt	0	(115,600)

Net cash provided by financing activities	1,012,009	134,379

Net decrease in cash and cash equivalents	124,028	(46,384)

Cash and cash equivalents at beginning of period	19,588	60,267

Cash and cash equivalents at end of period	$143,616	$13,883

Supplemental disclosures - cash paid for:
Interest	$610,347	$407,822
Income taxes	$0	$—

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary,  AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc.,  (collectively, the “Company”) at June 30, 2008 and the results of its (i) operations for the three and six months ended June 30, 2008 and 2007 and (ii) cash flows for the six months ended June 30, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB and Forms 10-Q and 8-K made to date in 2008.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $7,114,098 during the year ended December 31, 2007, a net loss for the six months ended June 30, 2008 of $5,023,671 and further losses are anticipated.  As of June 30, 2008, the Company had a working capital deficiency of $15,143,337 and stockholders’ deficit of $11,786,093.   Furthermore, the Company has experienced cash flow difficulties, currently owes the Internal Revenue Service and certain state revenue authorities for past due payroll taxes and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.    These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

2.
Line of credit. On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1,500,000 or 80% of accounts receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4%. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and which extends the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.

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

On June 9, 2008, the Company entered into an agreement with CAMOFI to defer interest payments on the CAMOFI Notes Payable to September 1, 2008 and increase the $2,027,123 note discussed above to $5,141,648.  The increase in the note payable included $541,294 of accrued interest and $1,954,231 of financing penalty fees.   The Company agreed to pay CAMOFI all of the proceeds from the sale of the Kaiser facility, proceeds from Harrison County Texas real estate, and monies held in escrow for well closures at the Kaiser facility.  Agents for the sale of property were agreed to be obtained by July 31, 2008 and contracts for sale were agreed to be obtained by September 1,2008.  The Company also agreed to raise $2,500,000 in additional equity by September 1, 2008.

Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and being deposited from customers into the lockbox account.

As of May 2008, as a result of decreased revenue and subsequent billings during the current period, we were in an overdrawn position with respect to the August 31, 2006 Line of Credit agreement with CAMOFI.  Cash arriving into the lockbox will be used to pay down the Line of Credit.  The Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing working capital requirements, that are essential to the Company continuing as a going concern.  CAMOFI has no obligation to provide any additional funds to the Company.

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

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  POOF commenced an action in the federal court seeking to obtain a judgment of default under the loan and to obtain an enforceable judgment against the Company.  The Company submitted no defenses or other pleadings in the action and was advised by the Court that POOF is seeking a default judgment, which the Company expects will be granted in the near future.

4.
Loss per share. :  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.   Weighted average shares outstanding for the quarter ended June 30, 2007 were 18,773,596.  Weighted average shares outstanding for the three and six months ended June 30, 2008 were 13,780,156 and 14,384,247, respectively, and reflect the issuance of shares during the six months ended June 30, 2008 to consultants and the retirement of 3,000,000 shares returned by Mr. Ron Brewer.

No outstanding stock obligations or warrants represent dilutive potential common shares for the periods from January 1 through June 30  2008 and January 1 through June 30, 2007.  As of June 30, 2008 and 2007, the Company had outstanding common stock warrants to issue  5,766,667 shares of common stock and had committed to issue 984,000 shares of common stock to a lender (see Note 3).  Mr. Onody, our Chief Operating Officer, was issued options to purchase 350,000 shares in June 2007 and September 2007.  On November 13, 2007, the Board of Directors consented to the issuance of 160,000 shares of common stock to Craig McMahon, our Vice President of Operations, 60,000 shares of common stock to Paul Koons, our Manager of Emergency Response Services, and 80,000 shares of common stock to Greg Gadbois, the manager of our Portland, Oregon office.  The Company issued 1,691,250 stock options to employees, directors and consultants in November 2007 and 1,691,900 stock options to employees, directors and consultants during first and second quarter 2008.  For the six months ended June 30, 2008, options for 50,625 shares were forfeited.   These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the periods presented.

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

Mr. Onody assumed the position of Chief Operating Officer in June 2007.  As part of his initial four-month consulting agreement he was provided with options to purchase up to 100,000 shares.  On September 7, 2007, Mr. Onody was issued options to purchase 250,000 shares.  On January 28, 2008, Mr. Onody was issued options to purchase an additional 500,000 shares. On July 10, 2008, Mr. Onody was appointed as Interim Chief Executive Officer.  Employees, directors and consultants were issued options to purchase 1,691,250 shares of common stock in November 2007 and options to purchase 1,191,900 shares of common stock in the first and second quarter 2008.

These options granted either vested immediately or one year from the date of the grant, and all such options have ten year terms.  The exercise price of all options granted in 2008 is $0.50 per share.

The Company has entered into agreements with various consultants during the six months ended June 30, 2008 and issued 2,212,500 shares in connection with those agreements.  The terms of the agreements are for services to be provided for terms of up to one year.  The Company has recorded the issuance of these shares as prepaid consulting and is amortizing the amount over the term of the consulting agreement.  At June 30, 2008, the unamortized prepaid consulting was $267,438.  The Company also issued 168,498 shares in the quarter ended June 30, 2008 for legal fees.

We entered into no other material consulting agreements during the six months ending June 30, 2008.

6.
Acquisition of Pryor and Discontinued Operations: On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070.  Properties acquired contain asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability.   The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062Since these assets were considered as a separate asset group to be disposed, they were classified as a discontinued operation. The Company sold all of these assets identified for sale by December 31, 2007. Net proceeds from the disposal of these assets are included in the caption “loss from discontinued operations”. The Company intends to sell this property.

7.
Related Party Transactions.
During the six months ended June 30, 2007, the Company paid $3,000 to a related party consultant for rent.

During the  six months ended June 30, 2007, the Company paid consulting fees of $15,000 to a board member of the Company for registering the Company on the Frankfurt stock exchange.  The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the six months ended June 30, 2007.

In August 2006 the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month is $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the sic months ended June 30, 2007 the Company incurred expense of $15,000 under this lease. This lease was terminated in March of 2007.

During 2007, the Company agreed to issue 20,000 shares of common stock to a former director of the Company for consulting services rendered for a total value of $15,750.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

In November 2007, the Company issued options to purchase 450,000 shares to consultants and options to purchase 1,241,250 shares to officers and directors of the Company.  In January and February 2008, the Company issued options to consultants to purchase 150,000 shares of stock and options to purchase 1,045,000 shares to officers and directors.  In June 2008, the Company issued options to purchase 496,900 shares to employees of the Company.

8.
Segment Reporting- The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The Company’s reportable segments consist of Waste Express and Amerex.  Amerex revenues for the six months ended June 30, 2008 consist primarily of waste management services similar to those performed by Waste Express.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company manages its business segments primarily based on earnings before income taxes.  Selected financial information for reportable segments for the six months ended June 30, 2008 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	402,731	2,378,183		2,780,914
Operating loss	(484,751)	(1,509,961)		(1,994,712)
Other income	(3,673)	181		(3,491)
Interest expense, penalties and amortization of debt costs and debt discount	(7,951)	(3,017,517)		(3,025,468)
Loss from continuing operations	(496,375)	(4,527,296)		(5,023,671)
Income (loss) from discontinued operations	0	0		0
Net loss	(496,375)	(4,527,296)		(5,023,671)
Segment assets	1,168,871	6,255,621	(636,994)	6,787,498
Expenditures for acquisitions, property and equipment	0	12,298		12,298

Selected financial information for reportable segments for the six months ended June 30, 2007 is as follows:

	Waste Express	Amerex	Eliminations	Consolidated

Revenues	1,143,896	3,113,285		4,257,181
Operating income (loss)	(132,103)	122,134		(9,968)
Other income	0	39,720		39,720
Interest expense, penalties and amortization of debt costs and debt discount	0	(3,085,806)		(3,085,806)
Loss from continuing operations	(132,103)	(2,923,952)		(3,056,054)
Income (loss) from discontinued operations	0	(77,575)		(77,575)
Net loss	(132,103)	(3,001,526)		(3,133,629)
Segment assets	1,558,480	6,604,408	(293,713)	7,869,176
Expenditures for acquisitions, property and equipment	0	24,511		24,511

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

9.
Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the six months ended June 30, 2008, and the six months ended June 30, 2007, the Company had revenue from 4 and 3 customers comprising approximately 70% and 73% of total revenues, respectively.  At June 30, 2008 and December  31, 2007 accounts receivable from these customers comprised approximately 52% and 61% of total accounts receivable, respectively.

10.
Commitments and Contingencies:

The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.  Please refer to the Company’s Form 10-K filing for 2007 for a more complete description of the Company’s litigation.

If the Company is unable to enter into a satisfactory arrangement with the Internal Revenue Service with regard to the Company’s failure to pay payroll taxes for the period  August 17, 2007 through December 31, 2007 and some payments for the period January 1, 2008 through April 30, 2008, the Internal Revenue Service may place a lien upon all of the assets of the Company.   The Company has received a notice from the Internal Revenue Service dated August 4, 2008, for an intent to levy on certain assets of Waste Express for the non-payment of payroll taxes, penalties and interest totaling $36,773 for the quarter ended September 30, 2007.

The imposition of a lien against the Company’s assets may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the Internal Revenue Service imposes a lien and then enforces the lien, it may acquire ownership of the assets. In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.The Company also has failed to pay payroll taxes due to several states for 2006, 2007 and 2008..  The State of Oregon has issued a demand letter dated July 18, 2008.  The letter states that unless the past due payroll taxes, interest and penalties due in the amount of approximately $22,000, the State of Oregon will place a lien on the assets of the Company and commence seizure of those assets.

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  POOF commenced an action in the federal court seeking to obtain a judgment of default under the loan and to obtain an enforceable judgment against the Company.  The Company submitted no defenses or other pleadings in the action and was advised by the Court that POOF is seeking a default judgment, which the Company expects will be granted in the near future.

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

4.  Equity obligations

The Company has certain obligations to issue equity instruments which do not meet the accounting criteria to be recorded as equity, and therefore are recorded as liabilities and remeasured to their estimated fair values until such time that the obligation is settled or the accounting criteria for equity classification is met.  Such obligations are valued largely using the methods and assumptions described in the preceding paragraphs as applicable.

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

Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measures (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities and any assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  SFAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008.  Initial adoption of SFAS157 had no material effect on the Company’s financial position and results of operations in 2008.

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

Basis of Presentation:

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three- and six-month periods ending June 30, 2008 and 2007.  We have prepared these statements ourselves and they have not been audited by our independent auditors.

Results of Operations:

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
Net Sales	100%		100%
Cost of Sales	94%		61%
Gross Profit	6%		39%
Selling, General, and Administrative Expense	59%		31%
Total Operating Expense	201%		103%
Income (Loss) from Operations	(101	) %	(3	) %
Other Income (Expense)	(225	) %	(91	) %
Loss from Continuing Operations	(326	) %	(94	) %

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
Net Sales	100%		100%
Cost of Sales	81%		60%
Gross Profit	19%		40%
Selling, General and Administrative Expense	49%		31%
Total Operating Expense	172%		100%
Income (Loss) from Operations	(72	) %	0%
Other Income (Expense)	(109	) %	(73	) %
Loss from Continuing Operations	(181	) %	(72	) %

Revenues

Revenue for the quarter ended June 30, 2008, was $1,173,492 as compared to revenue of $2,109,309 for the three months ended June 30, 2007. This decrease was primarily due to the elimination of the services performed for the U.S. Department of Justice, Drug Enforcement Agency (“DEA”) and Environmental Compliance Consultant (“ECC”).  For the three month period ending June 30, 2007, revenue from both the DEA and ECC totaled $849,068 as compared with $273,987 for the comparable period ending June 30, 2008.  As a result of the DEA and ECC contract termination, the Company was unable to bill for $115,354 of services performed on these contracts.  Also contributing to the reduction was a decrease in revenue from the DEA and ECC subcontractors.

Revenue for the six months ended June 30, 2008 was $2,780,914 as compared to revenue of $4,257,181 for the six months ended June 30, 2007.  This decrease was primarily due to the elimination in the services performed for the U.S. Department of Justice, Drug Enforcement Agency (“DEA”) and Environmental Compliance Consultant (“ECC”).  Revenue from both totaled $1,821,045 for the six months ending June 30, 2007 as compared with $792,710, a loss of 56%, for the comparable period ending June 30, 2008.  The primary revenue accounts that had significant variances were disposal, labor and emergency response.  Disposal and labor for the six month period ending June 30, 2007, were $1,943,743 and $1,212,198, respectively, as compared with $1,350,301 and $750,568, respectively, for the comparable period ending June 30, 2008.  The variance from the comparable period is a direct result from the DEA and ECC contract elimination, as those contracts were disposal and labor intensive.  Emergency response revenue for the six month period ending June 30, 2007 was $530,713 as compared with $217,100, a 59% decrease, for the comparable period ending June 30, 2008.  This part of revenue varies significantly from period to period as it is highly influenced by accidents and weather.  Transportation revenue for the period ending June 30, 2007 was $666,466 as compared to $589,040, a decrease of 12% for the comparable period ending June 30, 2008.  Transportation remained relatively unchanged as DEA and ECC were not transportation sensitive.

Cost of Services Provided

During the three month period ending June 30, 2007 our total cost of services was $1,284,999 or 61% of total revenues for a gross profit of $824,310 as compared to total cost of services provided of  $1,099,887 or 94% of total revenues for a gross profit of $73,605 or 6%  for the comparable three month period ending June 30, 2008.  The overall decrease in gross margin resulted primarily from the Cost of Services (“COS”)  remaining the same as revenues declined.  This is due to the fact that all equipment and truck rentals/leases remained intact and all routes were continued while generating 50% less revenue.  The Company intends on rerouting it’s customer routes to obtain a more efficient method of collecting waste.  The reason for this decrease was the elimination of revenue from the Drug Enforcement Agency and Environmental Compliance Consultant ..  The Drug Enforcement Agency and Environmental Compliance Consultant failed to allow us to fulfill our current contracts leading to the reduction and elimination of those revenues. Travel costs also increased from $35,792 for the three month period ending June 30, 2007 to $52,414 for the comparable period ending June 30, 2008. The principal reason for the rise is increased fuel costs. While most of our contracts contain surcharge provisions for fuel, some do not and others are based on fuel prices from earlier periods which means that we still absorb a portion of the increasing costs of diesel fuel.

During the six month period ending June 30, 2008, our total cost of services provided was $2,239,788 or 81% of total revenues for a gross profit of $541,126 or 19% as compared to total cost of services provided of $2,570,252 or 60% of gross revenues for a gross profit of $1,686,929 or 40% for the comparable six month period ending June 30, 2007.  The overall decrease in gross margin resulted primarily from the Cost of Goods Sold (COGS) remaining the same as revenues declined.  This is due to the fact that all equipment and truck rentals/leases remained intact and all routes were continued while generating 50% less revenue.  The reason for this decrease was the elimination in the revenue from the Drug Enforcement Agency and Environmental Compliance Consultant.  The Drug Enforcement Agency and Environmental Compliance Consultant failed to allow us to fulfill our current contracts, leading to the reduction and elimination of those revenues.  The primary areas of cost that increased from the period ending June 30, 2007 and the period ending June 30, 2008 are fuel, equipment rental and travel.  Fuel increased 39% from $176,074 for the six month period ending June 30, 2007 compared to $244,542 for the comparable period ending June 30, 2008.  This is a direct result in the increase in the price of fuel.  Equipment rental rose 49% from $27,025 for the six month period ending June 30, 2007 as compared to $40,259 for the comparable period ending June 30, 2008.  This increase primarily resulted from renting specialized equipment for certain jobs on the Environmental Emergency clean up side of the organization.  Travel increased 65% from $67,582 for the six month period ending June 30, 2007 as compared to $111,730 for the comparable period ending June 30, 2008.  This was largely due to a change in the Company’s per diem policy, and increased use of hotels and airfare.  As a partial offset to increased costs, truck rental costs decreased from $252,151 for the six month period ending June 30, 2007, as compared to $187,784 for the comparable period ending June 30, 2008.  This was a direct result of the elimination of the DEA and ECC contracts as trucks for those contracts were turned in and no longer accumulating costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

SG&A

During the three month period ending June 30, 2008 our operating expenses (which includes non cash compensation, selling, general and administrative, professional fees, amortization and depreciation expenses) were $1,263,390 or 108% of revenue resulting in an operating loss of $1,189,785 as compared to operating expenses of $2,535,838 or 120% of revenue resulting in an operating loss of $57,194 for the comparable three month period ending June 30, 2007 .This increase in SG&A was primarily a result of increases in  professional fees and non cash compensation.   Professional fees rose $56,176 from $146,198 for the quarter  ending June 30, 2007 to $200,374 in the comparable period ending June 30, 2008. Non cash compensation increased $280,916 during the three month period ending June 30, 2008.  There was no non cash compensation expense during the three month period ending June 30, 2007.

During the six month period ending June 30 2008, our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $2,535,838 or 91% of revenue resulting in an operating loss of $1,994,712 as compared to operating expenses of $1,696,897 or 40% of revenue resulting in an operating loss of $9,968 for the comparable six month period ending June 30, 2007.   This increase was primarily a result of increases in professional fees and non cash compensation.  Professional fees rose 57% from $224,341 for the six month period ending June 30, 2007 to $351,668 in the comparable period ending June 30, 2008.  This was largely due to an increase in professional, legal and accounting fees for the six month period ending June 30,  2008.  Non cash compensation increased $280,916 during the six month period ending June 30, 2008.  There was no non cash compensation expense during the six month period ending June 30, 2007.

Non-Operating Expenses

During the three month period ending June 30, 2008, our net non-operating expenses were $2,640,324 resulting in a net loss from continuing operations of $3,830,109,  as compared with $1,922,125 in net non-operating expenses and a net loss from continuing operations of $1,979,319 for the three months ended June 30, 2007.  The decrease in the current year period was due to the increase in interest expense and financing penalty fees.  Interest expense rose $233,649 from $220,191 for the period ending June 30, 2007 to $453,840 in the comparable period ending June 30, 2008.  Financing penalty fees rose $1,651,631 from $302,600 for the period ending June 30, 2007 to $1,954,231 in the comparable period ending June 30, 2008.

During the six month period ending June 30, 2008, our net non-operating expenses were $3,028,959 resulting in a net loss from continuing operations of $5,023,671 as compared with $3,046,086 in net non-operating expenses and a net loss from continuing operations of $3,056,054 for the six months ended June 30, 2007.   The decrease in the current period was due to the increase in interest expense and financing penalty fees.  Interest expense rose 98% from $407,822 for the six month period ending June 30, 2007 to $808,353 in the comparable period ending June 30, 2008.  Financing penalty fees rose $1,355,831 from $598,400 for the six month period ending June 30, 2007 to $1,954,231 in the comparable period ending June 30, 2008.

Loss from continuing operations for the three months ended June 30, 2008 was $3,830,109 compared to $1,979,319 in the prior year period.

For the six months ended June 30, 2008, loss from continuing operations was $5,023,671 compared to a loss of $3,056,054 for the six months ended June 30, 2007.

Net loss was $3,830,109 for the three months ended June 30, 2008, compared with a net loss of $1,963,183 for the three months ended June 30, 2007. The Company realized a income of $16,136 in the three months ended June 30, 2007 resulting from expenses related to its discontinued operations.

Net loss for the six months ended June 30, 2008 was $5,023,671 compared to a loss of $3,133,629 for the six months ended June 30, 2007.The Company realized a net loss of $77,575 during the six months ended June 30, 2007 related to discontinued operations.

Segment Results of Operations

The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company's reportable segments consist of Waste Express and Amerex. Amerex revenues for the three months ended June 30, 2008 consist primarily of waste management services similar to those performed by Waste Express. For the three months ended June 30, 2008, the Amerex segment reported an operating loss of $844,864 as compared to the three months ended June 30, 2007 in which the Amerex segment reported an operating loss of $6,276. During the three months ended June 30, 2008, the Waste Express segment recorded an operating loss of $344,921 as compared to the three months ended June 30, 2007 in which the Waste Express segment reported an operating loss of $50,918. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies; however the majority of the Company's corporate expenses are included within the Amerex segment. These expenses include professional fees for legal, accounting and information systems consulting as well as insurance, administrative salaries, non cash compensation and benefits and rent and repairs of its corporate headquarters. In addition, the Amerex segment contains more depreciable assets than that of the Waste Express segment which results in increased depreciation expense for the Amerex segment compared to the Waste Express segment. Inclusion of these expenses within the Amerex segment reduces the profitability for that segment when compared to the Waste Express segment.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2008 our cash and cash equivalents amounted to $143,616 and our accounts receivable were $1,778,547. Our total current assets as of June 30, 2008 were $2,653,254. As of June 30, 2007 our cash and cash equivalents amounted to $13,883, which did not include restricted cash of $812,316 and our accounts receivable was $2,214,065.  Our total current assets as of June 30, 2007 were $3,389,085.   Our accounts receivable decreased to $1,778,547 as of June 30, 2008, which was due primarily to the decrease in revenue. The increase in the other current assets occurred as a result of fees paid to extend debt that were capitalized.

At June 30, 2008 the Company had current liabilities of $17,796,591 comprised of the current portion of long term debt, line of credit, accounts and notes payable, accrued expenses,  and obligations to issue equity instruments. At June 30, 2007 our current liabilities were $14,266,138. The increase in current liabilities from $14,266,138 to $17,796,591 resulted from the default under  the CAMOFI notes payable and the financing penalty costs associated with the letter agreement in June 2008. As a result the Company has negative working capital of $15,143,337 as of June 30, 2008 compared to negative working capital $10,877,053 as of June 30, 2007.

For the six month period ended June 30, 2008 and June 30, 2007 the Company had  cash used in operating activities of $875,683 and  $336,652, respectively.  For the six month period ended June 30, 2008 the Company realized an overall increase in cash and cash equivalents primary due to cash provided by financing activities of $1,012,009 offset by net cash used in investing activities of $12,298 and the aforementioned cash used in operating activities of $875,683.  For the six months ended June 30, 2007 the Company realized a decrease in cash and cash equivalents of $46,384, primarily due to cash provided by  investing activities of $155,889 and the aforementioned cash used in  operating activities of $336,652, partially offset by cash provided by used in  financing activities of $134,379.

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

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract has had a material adverse effect on the Company’s ability to continue as a going concern.  As of June 30, 2008 the Company had, and as of the date of this report, the Company continues to have insufficient funds to pay its obligations incurred in the ordinary course as and when they are due, including salaries and payroll taxes.

On June 9, 2008 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the interest payments have been deferred until September 1, 2008, (c) the Interest Rate has been increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $5,141,648 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount will be changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, (f) the monthly redemption amount will now begin on September 1, 2008, (g) Amerex will use the proceeds from the sale of the Kaiser facility and Harrison County Texas  properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we have agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before September 1, 2008, (i) we have agreed to file a registration statement prior to September 1, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex will extend the term of CAMOFI’s warrants to December 31, 2012, and (m) we will make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  The note currently is in default due to the Company’s noncompliance with certain of the foregoing and other terms.  The Company is working toward regaining compliance with CAMOFI with respect to it’s debt terms.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement. The Company was in noncompliance with certain of these covenants as of June 30, 2008.  The Company currently is in default under the credit line agreement, precluding any further advances under the line of credit to pay such obligations or other expenses of the Company.

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

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  POOF commenced an action in the federal court seeking to obtain a judgment of default under the loan and to obtain an enforceable judgment against the Company.  The Company submitted no defenses or other pleadings in the action and was advised by the Court that POOF is seeking a default judgment, which the Company expects will be granted in the near future. The Company is currently addressing its liquidity and negative working capital issues as of June 30, 2008 by the following actions:

•
The Company will seek alternative financing which may include equity financing or additional  debt. The Company is currently in discussions with several institutions for the purpose of securing additional funding.

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

As of May 2008, the Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will continue to make periodic requests for additional funds from CAMOFI to satisfy ongoing working capital requirements and our ability to continue as a going concern will continue to be dependent upon CAMOFI funding such requests.

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future, or that CAMOFI will continue to provide working capital to the Company, any or all of which could have a material adverse effect on our business, results of operations and financial condition

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

ITEM 4.  Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company officers and directors. Our independent auditors have reported to the Company’s Audit Committee and Management several material weaknesses in our accounting controls and procedures including limited staffing resulting in insufficient review of transactions and inadequate segregation of duties of the accounting personnel. Also, those procedures must be developed that ensure that all new agreements become timely entered into the general ledger system. In addition, we need to recruit and hire more experienced accounting personnel capable of understanding and documenting complex accounting issues, such as nontraditional financing in which the Company is frequently involved. .  We believe that we have addressed satisfactorily the issue of timely posting of receipts as the bank now provides us with updated material one day in arrears in the form of scanned images of each check (front and back) received the previous day. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Envirosolve, LLC v. Amerex Companies, Inc. et al., CJ-2005-7349. This action was filed by Envirosolve in December 2005 alleging Amerex had misappropriated trade secrets. The pretrial conference is currently scheduled for August 28, 2008. The Plaintiff previously reached a settlement agreement with some of the other Defendants. Informal settlement discussions are ongoing between Plaintiff and Amerex that could potentially resolve all remaining claims.

Boyd v. Arnerex Companies, Inc. CJ-2007-4517 and Thomas v. Amerex Companies, Inc. CJ-2007-4558. These consolidated actions were filed against Amerex in July, 2007, by two former employees. The Plaintiffs claim they were terminated in violation of their eniployment agreements and are seeking to recover unpaid bonuses. Amerex has responded to these two lawsuits by denying the plaintiffs' allegations and by asserting counterclaims for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and civil conspiracy. Amerex has also asserted third party claims against Mark Springer and Springer Family LLC and these third party defendants have asserted counterclaims against Amerex based on alleged interference with their efforts to liquidate Amerex stock. The discovery deadline is August 29,2008. Mr. James R. Jacobs, Jr.

Yaffe Companies. Inc. v. Amerex Companies, Inc. et al, CJ-2007-5586. This action was filed in August, 2007, by The Yaffe Companies ("Yaffe"), alleging that Amerex was breaching an agreement to sell Yaffe certain scrap metal generated from the demolition of the former Kaiser Chemical Plant. Shortly after filing suit, Yaffe unsuccessfully attempted to obtain an injunction preventing Amerex from selling the scrap metal to anyone other than Yaffe. Yaffe seeks to recover the profits it claims it would have made by purchasing the scrap metal from Amerex at market price and then reselling the scrap at an above market price. Amerex has filed an answer denying it was ever obligated to continue selling scrap metal to Yaffe and has also asserted counterclaims against Yaffe for breach of contract, deceit, tortious interference with contract and conversion. Plaintiff subsequently added an additional defendant, XI Interchange, the contractor that was brought in to complete the demolition work after Yaffe was terminated. The pretrial conference is now scheduled for November 17, 2008.

Clean Harbors Environmental Services v. Amerex Companies. This action was apparently filed in March, 2008, in Massachusetts. Plaintiff seeks to collect from Amerex for environmental services performed during 2006. The amount at issue is in excess of $100,000. A hearing to access damages has been scheduled for August 28,2008.

Amerex received a demand letter from counsel for Great West Casualty Company ("Great West") regarding an invoice it paid on behalf of its insured (Beaver Express Services, LLC). Great West demanded a return of the full amount of the invoice ($17,195.18). Amerex responded to the demand letter in November, 2007, and has received no further communication from Great West.

Amerex was contacted earlier this year by an agency seeking to collect $5,733.16 allegedly owed by Amerex to McKinney Vehicle Services. To our knowledge, no suit has been filed.

ITEM 2. Changes in Securities
None.

ITEM 3.  Defaults Upon Senior Securities
We are in default under our Senior Secured Convertible Notes Agreement

On June 9, 2008 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the interest payments have been deferred until September 1, 2008, (c) the Interest Rate has been increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $5,141,648 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount will be changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, (f) the monthly redemption amount will now begin on September 1, 2008, (g) Amerex will use the proceeds from the sale of the Kaiser facility and Harrison County Oklahoma properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we have agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before September 1, 2008, (i) we have agreed to file a registration statement prior to September 1, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex will extend the term of CAMOFI’s warrants to December 31, 2012, and (m) we will make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  The note currently is in default due to the Company’s noncompliance with certain of the foregoing and other terms.

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

As of May 2008, the Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will continue to make periodic requests for additional funds from CAMOFI to satisfy ongoing working capital requirements, and our ability to continue as a going concern will continue to be dependent upon CAMOFI funding such requests.  However, there is no guarantee that CAMOFI will continue to provide working capital to the Company or that the Company otherwise will have sufficient funds to meet its current financial obligations.

These additional funds will be added to the outstanding balance on the 10% Senior Secured Convertible Notes.

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of it’s loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.POOF commenced an action in the federal court seeking to obtain a judgment of default under the loan and to obtain an enforceable judgment against the Company.  The Company submitted no defenses or other pleadings in the action and was advised by the Court that POOF is seeking a default judgment, which the Company expects will be granted in the near future.

PART II. OTHER INFORMATION (Continued)

On June 20, 2008, Philip M. Getter resigned his position as a director of the Company.  Mr. Getter was an independent director and served as the Chairman of the Company’s Audit Committee.

On June 22, 2008, Alexander Ruckdaeschel resigned his position as a director of the Company.  Mr. Ruckdaeschel was an independent director and served on the Company’s audit committee.

On July 10, 2008, Nicholas J. Malino resigned his position as Chief Executive Officer and Chairman of the Board of Directors of the Company.  Stephen K. Onody was appointed as the Interim Chief Executive Officer of the Company.

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

3.1	Restated Articles of Incorporation filed 7/27/2005 (incorporated by reference to Exhibit 3.1 of Form 10-QSB for the quarter ended September 30, 2004)

3.2	Certificate of Incorporation of Amerex Group, Inc. (incorporated by reference to Exhibit 3.4 of Form 10-QSB for the quarter ended September 30, 2004)

3.3	Bylaws of Amerex Group, Inc. (incorporated by reference to Exhibit 3.6 of Form 10-QSB for the year ended September 30, 2004)

4.1	10% Senior Convertible Note issued to CAMOFI Master LCD in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.1 of Amendment to Form SB-2 filed on January 17, 2007).

4.2	Warrant issued to CAMOFI Master LCD in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007).

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

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

10.32	Letter Agreement, dated May 7, 2008, between the Company and Glenwood Capital LLC, filed herewith

10.33	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated June 9, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 13, 2008)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

B.	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.

Date: August 14, 2008	By:	/s/ Stephen K. Onody
Stephen K. Onody President, Interim Chief Executive Officer, Principal Financial Officer and Director