Form 10-Q
period 2008-09-30
AMEREX GROUP, INC.
filed 2008-11-14
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $.001 par value	16,794,689

Transitional Small Business Disclosure Format (check one):    YES  ☐ NO  ☒

INDEX
Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURE PAGE	25

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,321	$19,588
Accounts receivable, trade, net of an allowance for doubtful accounts of $70,000 at September 30, 2008 and $15,000 at December 31, 2007	2,083,784	2,262,396
Other current assets	709,864	506,197

TOTAL CURRENT ASSETS	2,879,969	2,788,181

PROPERTY, PLANT AND EQUIPMENT, at cost	3,949,004	3,963,844
Less accumulated depreciation and amortization	(863,088)	(629,382)
NET PROPERTY, PLANT AND EQUIPMENT	3,085,916	3,334,462

Other assets	554,472	686,595

TOTAL ASSETS	$6,520,357	$6,809,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,014,535	$2,476,282
Accrued expenses	1,507,507	1,089,133
Current portion of long term debt	15,247,188	2,230,000
Accrued acquisition liability	272,950	265,000
Obligations to issue equity instruments	13,284	265,680
TOTAL CURRENT LIABILITIES	19,055,464	6,326,095
Long term debt, net of debt discount	0	7,471,592

TOTAL LIABILITIES	19,055,464	13,797,687
Redeemable common stock, 500,000 shares	819,000	700,000
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $.001 Par Value, 100,000,000 shares authorized
15,710,689 and 15,709,683 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, including redeemable common stock	15,211	15,210
Additional paid-in capital	6,377,192	5,532,827
Accumulated deficit	(19,746,510)	(13,236,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,354,107)	(7,688,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,520,357	$6,809,238

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$1,470,085	$2,226,849	$4,250,999	$6,483,843
Operating Expenses:
Cost of services provided	1,118,449	1,260,379	3,358,237	3,830,631
Non cash compensation	103,929	503,750	747,518	603,750
Selling, general and administrative	657,694	582,999	2,020,630	1,784,067
Professional fees	223,806	291,344	575,475	515,685
Depreciation	76,413	94,703	235,976	248,110
Amortization	10,971	9,041	29,053	27,123

Total Operating Expenses	2,191,262	2,742,216	6,966,889	7,009,366

Operating Income (Loss)	(721,177)	(515,367)	(2,715,890)	(525,523)

Other Income (Expense):
Interest expense	(492,034)	(290,458)	(1,370,386)	(698,280)
Amortization of debt discount	(129,361)	(712,080)	(387,746)	(1,645,008)
Amortization of capitalized financing fees	(283,534)	(233,559)	(425,301)	(641,702)
Financing penalty fees	0	(312,800)	(1,954,231)	(911,200)
Remeasurement of obligations to issue equity instruments	115,128	(491,501)	252,396	(1,230,014)
Other income	24,625	7,655	91,134	47,375

Loss From Continuing Operations	(1,486,353)	(2,548,110)	(6,510,024)	(5,604,352)

Loss From Discontinued Operations	0	(126,118)	0	(203,693)

Net Loss	$(1,486,353)	$(2,674,228)	$(6,510,024)	$(5,808,045)

LOSS PER SHARE
Basic and Diluted	$(0.10)	$(0.17)	$(0.45)	$(0.33)

Weighted average number of common shares outstanding:
Basic and Diluted	15,012,663	15,948,216	14,595,248	17,518,156

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

AMEREX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(6,510,024)	$(5,808,045)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on discontinued operations	0	203,693
Depreciation and amortization	265,029	275,233
Amortization of debt discount & financing fees	813,047	2,286,710
Gain on sale of assets	(7,689)	(17,423)
Financing penalty fee	1,954,231	0
Interest expense added to notes payable	822,489	0
Non cash compensation	747,518	603,750
Changes in:
Accounts receivable	178,612	114,023
Other current assets	(106,819)	343,906
Other assets	105,000	2,500
Accounts payable	(461,747)	4,395
Other current liabilities	292,928	365,173

Net cash used in operating activities	(1,907,425)	(1,626,085)

Cash flows from Investing Activities
Acquisition of property, plant and equipment	(13,160)	(36,130)
Proceeds from sales of assets	31,489	113,700
Proceeds from release of restricted cash	0	812,666
Purchase of investment	0	(8,661)
Net cash used by investing activities – continuing operations	18,329	881,575
Net cash used in investing activities – discontinued operations	0	(56,785)

Net cash provided by investing activities	18,329	824,790

Cash flows from Financing Activities
Debt issue costs	0	(95,000)
Proceeds from debt and equity issuances	1,955,829	1,045,451
Repayment of Debt	0	(115,600)

Net cash provided by financing activities	1,955,829	834,851

Net increase in cash and cash equivalents	66,733	33,556

Cash and cash equivalents at beginning of period	19,588	60,267

Cash and cash equivalents at end of period	$86,321	$93,823

Supplemental disclosures - cash paid for:
Interest	$990,995	$698,280
Income taxes	$0	$—

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary, AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc. (collectively, the “Company”) at September 30, 2008 and the results of its (i) operations for the three and nine months ended September 30, 2008 and 2007 and (ii) cash flows for the nine months ended September 30, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $7,114,098 during the year ended December 31, 2007, a net loss for the nine months ended September 30, 2008 of $6,510,024 and further losses are anticipated.  As of September 30, 2008, the Company had a working capital deficiency of $16,175,495 and stockholders’ deficit of $13,354,107.   Furthermore, the Company has experienced cash flow difficulties, currently owes the Internal Revenue Service and certain state and local revenue authorities for past due payroll taxes and property taxes and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.    These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

2.
Line of credit. On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1,500,000 or 80% of accounts receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4%. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and which extended the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company  subsequently entered into an agreement to extend the maturity date of the line of credit to January 1, 2009, subject to acceleration in the event of any new default.

3.
Other Debt
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

A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006.   In 2006, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006.  The Company recorded the estimated fair value of these shares of $1,971,987 as a liability and nonoperating expense as of December 31, 2006.  This obligation was adjusted to its estimated fair value of $265,680 as of December 31, 2007.   Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006.   Additional liquidated damages continued to accrue through December 31, 2007, which were settled as discussed below.

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

On June 9, 2008, the Company entered into an agreement with CAMOFI to defer principal and interest payments on the CAMOFI Notes Payable to September 1, 2008 and increase the $2,027,123 note discussed above to $5,141,648.  The increase in the note payable included $541,294 of accrued interest and $1,954,231 of financing penalty fees.   The Company agreed to pay CAMOFI all of the proceeds from the sale of the Kaiser facility, proceeds from Harrison County Texas real estate, and monies held in escrow for well closures at the Kaiser facility.  Agents for the sale of property were agreed to be obtained by July 31, 2008 and contracts for sale were agreed to be obtained by September 1, 2008.  The Company also agreed to raise $2,500,000 in additional equity by September 1, 2008.

In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extended the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 and require annual EBITDA of at least $2,500,000 for 2008 and 2009.
Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and being deposited from customers into the lockbox account.

As a result of decreased revenue and subsequent billings, we are in an overdrawn position with respect to the Line of Credit agreement with CAMOFI.  Cash arriving into the lockbox was to  be used to pay down the Line of Credit.  The Company engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing working capital requirements that are essential to the Company continuing as a going concern.  CAMOFI has no obligation to provide any additional funds to the Company.

POOF Note Payable and Related Redeemable Common Stock

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd. (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  The note was originally structured to require monthly installments commencing on September 14, 2007 and on the 10th day of each month thereafter through February 10, 2008.  The loan bore interest at 5% per annum and was payable in cash or with shares of Company common stock discounted at 30% from the average bid price for the five days preceding the installment.  The Company was also obligated to pay a monthly utilization fee of 10% of the monthly installment.  The Company did not make the scheduled payments on the POOF loan, and verbally agreed to monthly extensions of the amount due.

The Company also issued 500,000 shares of common stock to POOF in connection with this loan.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares were not registered by January 15, 2008, the Company was obligated to repurchase the shares for $700,000.  If the Company did not pay the amounts due, the Company’s obligation to repurchase the shares bore interest at 2% per month.  In accordance with EITF Topic D-98, since the redemption feature is not entirely within the Company’s control, the redeemable common stock is presented as temporary equity at December 31, 2007 and has been recorded at its redemption value, considering that it was probable at that date that the shares would not be registered by January 15, 2008, which did not happen.

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

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of 20% per annum.

4.
Loss per share:  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.   Weighted average shares outstanding for the quarter ended September 30, 2007 were 15,948,216.  Weighted average shares outstanding for the three and nine months ended September 30, 2008 were 15,012,663 and 14,595,248, respectively, and reflect the issuance of shares during the nine months ended September 30, 2008 to consultants and the retirement of 3,000,000 shares returned by Mr. Ron Brewer.

No outstanding stock obligations or warrants represent potentially dilutive common shares for the periods from January 1 through September 30, 2008 and January 1 through September 30, 2007.  As of September 30, 2008 and 2007, the Company had outstanding common stock warrants to issue 5,766,667 shares of common stock and had committed to issue 984,000 shares of common stock to a lender (see Note 3).  Mr. Onody, our Interim Chief Executive Officer , was issued options to purchase 350,000 shares in June 2007 and September 2007.  On November 13, 2007, the Board of Directors consented to the issuance of 160,000 shares of common stock to Craig McMahon, our Vice President of Operations, 60,000 shares of common stock to Paul Koons, our Manager of Emergency Response Services, and 80,000 shares of common stock to Greg Gadbois, the manager of our Portland, Oregon office.  The Company issued 1,691,250 stock options to employees, directors and consultants in November 2007 and 1,691,900 stock options to employees, directors and consultants during the first and second quarter 2008.  During the nine months ended September 30, 2008, options for 311,875 shares were forfeited.   These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the periods presented.

5.
Share-Based Compensation: The Company records share-based payments to nonemployees based on the estimated value of those payments, generally measured at the date performance is complete and expensed over the performance period.

The Company records share-based payments to employees based on the estimated value of those payments, which are expensed over the requisite service periods.  The measurement date for share-based payments is the grant date for awards that qualify as equity and the settlement date for awards considered as liabilities.

Mr. Onody assumed the position of Chief Operating Officer in June 2007.  As part of his initial four-month consulting agreement he was provided with options to purchase up to 100,000 shares.  On September 7, 2007, Mr. Onody was issued options to purchase 250,000 shares.  On January 28, 2008, Mr. Onody was issued options to purchase an additional 500,000 shares. On July 10, 2008, Mr. Onody was appointed Interim Chief Executive Officer.  Employees, directors and consultants were issued options to purchase 1,691,250 shares of common stock in November 2007 and options to purchase 1,191,900 shares of common stock in the first and second quarter 2008.

These options granted either vested immediately or one year from the date of the grant, and all such options have ten year terms.  The exercise price of all options granted in 2008 is $0.50 per share.

The Company has entered into agreements with various consultants during the nine months ended September 30, 2008 and issued 2,212,500 shares in connection with those agreements.  The terms of the agreements are for services to be provided for terms of up to one year.  The Company has recorded the issuance of these shares as prepaid consulting and is amortizing the amount over the term of the consulting agreement.  At September 30, 2008, the unamortized prepaid consulting was $66,848.  The Company also issued 375,008 shares in the quarter ended September 30, 2008 for legal fees.

The Company entered into no other material consulting agreements during the nine months ending September 30, 2008.

6.
Acquisition of Pryor and Discontinued Operations: On February 1, 2006, the Company acquired certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070.  Properties acquired contained asbestos, which the Company initially estimated the cost to remove to be $875,000, such estimate being recorded as an environmental remediation liability.   The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062.  Since these assets were considered as a separate asset group to be disposed, they were classified as a discontinued operation. The Company sold all of these assets identified for sale by December 31, 2007. Net proceeds from the disposal of these assets are included in “loss from discontinued operations”. The Company intends to sell this property.

7.
Related Party Transactions: During the nine months ended September 30, 2007, the Company recorded $340,000 in consulting fees plus expenses as debt financing costs paid to a consulting company. During the nine months ended September 30, 2007, the Company paid $3,000 to a related party consultant for rent.

During the nine months ended September 30, 2007, the Company paid consulting fees of $15,000 to a board member of the Company.  The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the nine months ended September 30, 2007.

In August 2006 the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month was $5,000. One of the Company’s former directors owned Tulsa Equipment Sales Inc. During the nine months ended September 30, 2007 the Company incurred expense of $15,000 under this lease. This lease was terminated in March of 2007.

During 2007, the Company agreed to issue 20,000 shares of common stock to a former director of the Company for consulting services rendered for a total value of $15,750.

In 2007, the Company entered into agreements with Mr. Richard Coody, a former director, and Mr. Ron Brewer, a former director and officer, in which Mr. Coody and Mr. Brewer agreed to return 4,805,000 shares and 3,000,000 shares, respectively, of the Company’s stock which they owned to the Company in exchange for indemnification against any claims that may be brought against them in their prior roles with the Company.  Mr. Coody’s 4,805,000 shares were returned and retired in 2007, while Mr. Brewer’s shares were returned and canceled in February 2008.  Considering the nature of the transactions involving a nonreciprocal transfer of nonmonetary assets to owners, the Company determined that no income recognition was appropriate and to record the transfers based on the book value of the indemnification given, which resulted in no net entry apart from retirement of the stock against paid-in capital.

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ron Brewer in which they each agreed to pledge 1,450,000 shares of stock which they owned to collateralize a $750,000 loan to the Company from POOF (see Note 3).  In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer each agreed to pay the Company $850,000 in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to management of daily operations.  Messrs. Coody and Brewer will receive credit against their respective obligations to the Company for any shares of theirs that are sold under the pledge.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares sold by POOF under the pledge.  The funds, if any, will be retained in an escrow account and disbursed during 2009.

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

8.
Segment Reporting: The Company's operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker. In the Company's previous annual and interim consolidated financial statements, Waste Express, Inc. and Amerex were presented as operating segments. After further analysis by the Company, it was determined that Waste Express and Amerex are no longer separate reportable segments and that the consolidated financial statements are the ones evaluated by the chief operating decision maker.

9.
Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers. The Company generally does not require collateral related to receivables.  During the nine months ended September 30, 2008, and the nine months ended September 30, 2007, the Company had revenue from 3 customers comprising approximately 61% and 69% of total revenues, respectively.  At September 30, 2008 and December 31, 2007 accounts receivable from these customers comprised approximately 49% and 61% of total accounts receivable, respectively.

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

On September 2, 2008, a default judgment was granted to Clean Harbors Environmental Services, Inc. against the Company in the amount of $119,393.75, plus interest and court costs for nonpayment of certain invoices.

If the Company is unable to enter into a satisfactory arrangement with the Internal Revenue Service with regard to the Company’s failure to pay payroll taxes for the period August 17, 2007 through December 31, 2007 and some payments for the period January 1, 2008 through April 30, 2008, the Internal Revenue Service may place a lien upon all of the assets of the Company.   The Company has received a notice from the Internal Revenue Service dated August 4, 2008, of an intent to levy on certain assets for the non-payment of payroll taxes, penalties and interest totaling $440,698 for certain quarters in 2007 and 2008.

The imposition of a lien against the Company’s assets may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the Internal Revenue Service imposes a lien and then enforces the lien, it may acquire ownership of the assets. In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.  The Company also has failed to pay payroll taxes due to several states for 2006, 2007 and 2008.

The State of Missouri has placed a lien on the Company’s assets for unpaid payroll taxes, penalties and interest of $42,381.

The State of Oregon has issued a warrant (court judgment) dated July 18, 2008.  The letter states that unless the past due payroll taxes, interest and penalties due in the amount of approximately $22,000 are paid, the State of Oregon will place a lien on the assets of the Company and commence seizure of those assets.

Amerex is in negotiations with the Oklahoma Tax Commission for a proposed Agreed Order which will stay the immediate injunction against Amerex, and sets up a payment plan for unpaid payroll taxes.  If Amerex agrees to the Order but fails to comply with the terms, Amerex will be enjoined from further operations in the State of Oklahoma.

Waste Express, Inc. has been administratively dissolved by the State of Missouri for not filing an annual required form.  This may affect the Company’s ability to do business in the State of Missouri and to renew permits in the State of Missouri.  The Company is working to resolve this matter.

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of 20% per annum.

On November 11, 2008, the Board of Directors received a notice from CAMOFI, advising the Board of Directors that, “should the Company fail to make the $28,731.47 payment on or before Friday November 14, 2008 (together with any and all appropriate filings), and all applicable subsequent payments,” to the State of Oklahoma to obtain amnesty for the payment of taxes due to the State “as well as any other Federal and state taxes which may come due CAMOFI Master LDC (“CAMOFI”) shall take any and all action it deems necessary or appropriate to hold each” member of the Board of Directors “personally liable for such failure.”  The notice reiterates that “CAMOFI has not waived any specified Event of Default (as such terms are defined in any transaction document).”

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates our estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets, based upon historical experience and various other factors and circumstances.  Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measures (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities and any assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  SFAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008.  Initial adoption of SFAS 157 had no material effect on the Company’s financial position and results of operations in 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Although SFAS 159 is effective and was adopted by the Company as of January 1, 2008, management has not chosen to measure any new items at fair value besides those currently required to be measured at fair value under GAAP, and has no plans to do so at this time.  Therefore, SFAS 159 is not expected to have any impact on the Company’s financial position and results of operations.

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

Basis of Presentation:

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three- and nine-month periods ending September 30, 2008 and 2007.  We have prepared these statements ourselves and they have not been audited by our independent auditors.

Results of Operations:

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
Net Sales	100%		100%
Cost of Sales	76%		57%
Gross Profit	24%		43%
Selling, General, and Administrative Expense	73%		66%
Total Operating Expense	149%		123%
Income (Loss) from Operations	(49	) %	(23	) %
Other Income (Expense)	(52	) %	(91	) %
Loss from Continuing Operations	(101	) %	(114	) %

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Net Sales	100%		100%
Cost of Sales	79%		59%
Gross Profit	21%		41%
Selling, General and Administrative Expense	85%		49%
Total Operating Expense	164%		108%
Income (Loss) from Operations	(64	) %	(8	) %
Other Income (Expense)	(89	) %	(78	) %
Loss from Continuing Operations	(153	) %	(86	) %

Revenues

Revenue for the quarter ended September 30, 2008, was $1,470,085 as compared to revenue of $2,226,849 for the three months ended September 30, 2007. This decrease was primarily due to the elimination of the services performed for the Drug Enforcement Agency (“DEA”) and Environmental Compliance Consultant (“ECC”).  For the three months ending September 30, 2007, revenue from both the DEA and ECC totaled $577,860 as compared with $0 for the comparable period ending September 30, 2008.  As a result of the DEA and ECC contract termination, the Company was unable to bill for $115,354 of services performed on these contracts.  Also contributing to the reduction was a decrease in revenue from the DEA and ECC subcontractors.

Revenue for the nine months ended September 30, 2008 was $4,250,999 as compared to revenue of $6,483,843 for the nine months ended September 30, 2007.  This decrease was primarily due to the elimination in the services performed for the DEA and ECC.  Revenue from DEA and ECC totaled $2,399,536 for the nine months ending September 30, 2007 as compared with $793,155, a decrease of 67%, for the comparable period ending September 30, 2008.  The primary revenue accounts that had significant variances were disposal, labor and emergency response.  Disposal and labor for the nine month period ending September 30, 2007, were $2,665,070 and $1,747,558, respectively, as compared with $1,986,116 and $881,743, respectively, for the comparable period ending September 30, 2008.  The variance from the comparable period is a direct result from the DEA and ECC contract elimination, as those contracts were disposal and labor intensive.  Emergency response revenue for the nine month period ending September 30, 2007 was $718,364 as compared with $384,066, a 47% decrease, for the comparable period ending September 30, 2008.  This part of revenue varies significantly from period to period as it is highly influenced by accidents and weather.

Cost of Services Provided

During the three month period ending September 30, 2007 our total cost of services was $1,260,379 or 57% of total revenues for a gross profit of $966,470 or 43% as compared to total cost of services provided of $1,118,449 or 76% of total revenues for a gross profit of $351,636 or 24% for the comparable three month period ending September 30, 2008.  Cost of services decreased from the quarter ended September 30, 2007 to September 30, 2008 by $311,128 due to the reduction in DEA and ECC costs.   Cost of services increased from the quarter ended September 30, 2007 to September 30, 2008 by $56,954 or 22% in transportation costs, and $56,754 or 105% in supplies.  The increase in transportation costs is primarily due to the increase in fuel costs.  The increase in supplies was purchases of hazardous waste cleaning supplies which were then resold to customers.  Overall gross profit decreased from 43% for the three months ended September 30, 2007 to 24% for the three months ended September 30, 2008 due to the large decrease in revenue from DEA and ECC.  DEA and ECC had higher margins than revenue from other customers.  Management is working to increase the revenue of the Company and evaluating the pricing of its services to maximize its gross margin.

During the nine month period ending September 30, 2008, our total cost of services provided was $3,358,237 or 79% of total revenues for a gross profit of $892,762 or 21% as compared to total cost of services provided of $3,830,631 or 59% of gross revenues for a gross profit of $2,653,212 or 41% for the comparable nine month period ending September 30, 2007.  Cost of services decreased from the nine months ended September 30, 2007 to September 30, 2008 primarily due to the reduction in DEA and ECC costs of $657,998.  Cost of services increased from the nine months ended September 30, 2007 to September 30, 2008 by $81,031 or 13% in disposal costs, $38,649 or 74% in equipment costs, and $79,798 or 48% in supplies.  The increase in disposal costs was related to the overall increase in the cost of disposing certain hazardous waste.  Equipment cost increased due to additional equipment rental.  As discussed above, supplies increased because of the purchase of hazardous waste cleaning supplies which were resold to customers.  Overall gross profit decreased from 41% for the nine months ended September 30, 2007 to 21% for the nine months ended September 30, 2008 due to the large decrease in revenue from DEA and ECC.  DEA and ECC had higher margins than revenue from other customers.  Management is working to increase the revenue of the Company and evaluating the pricing of its services to maximize its gross margin.

Operating Expenses

During the three month period ending September 30, 2008 our operating expenses (which includes non cash compensation, selling, general and administrative, professional fees, amortization and depreciation expenses) were $1,072,813 or 73% of revenue resulting in an operating loss of $721,177 as compared to operating expenses of $1,481,837 or 67% of revenue resulting in an operating loss of $515,367 for the comparable three month period ending September 30, 2007.  This decrease in SG&A was primarily a result of decreases in professional fees and non cash compensation.  Professional fees decreased $67,538 from $291,344 for the quarter ending September 30, 2007 to $223,806 in the comparable period ending September 30, 2008, which was primarily caused by a decrease in legal and accounting fees.  Non cash compensation decreased $399,821 from $503,750 for the three month period ending September 30, 2007 to $103,929 for the three month period ending September 30, 2008, primarily due to the timing of the issuance of stock and options to consultants and employees.

During the nine month period ending September 30 2008, our operating expenses (which includes general and administrative, professional fees, amortization and depreciation expenses) were $3,608,652 or 85% of revenue resulting in an operating loss of $2,715,890 as compared to operating expenses of $3,178,735 or 49% of revenue resulting in an operating loss of $525,523 for the comparable nine month period ending September 30, 2007.   This increase was primarily a result of increases in professional fees and non cash compensation.  Professional fees rose 12% from $515,685 for the nine month period ending September 30, 2007 to $575,475 in the comparable period ending September 30, 2008, which was primarily due to a decrease in legal and accounting fees.  Non cash compensation increased $143,768 from $603,750 for the nine months ended September 30, 2007 to $747,518 for the nine month period ending June 30, 2008, which was primarily due to the timing of the issuance of stock and options to consultants and employees.  Bad debt expense increased by $75,000 from the nine months ended September 30, 2007 as compared to the nine month period ended September 30, 2008.

Non-Operating Expenses

During the three month period ending September 30, 2008, our net non-operating expenses were $765,176 resulting in a net loss from continuing operations of $1,486,353, as compared with $2,032,743 in net non-operating expenses and a net loss from continuing operations of $2,548,110 for the three months ended September 30, 2007.  The decrease in the current year period was due to the decrease in amortization of debt discount, financing penalty fees and remeasurement of equity instruments.  Amortization of debt discount decreased from $712,080 for the quarter ended September 30, 2007 to $129,361 for the quarter ended September 30, 2008.  Financing penalty fees decreased from $312,800 for the quarter ended September 30, 2007 to $0 for the quarter ended September 30, 2008.  The amortization of debt discount and financing penalty fees are dependent on timing of the refinancing of debt with CAMOFI and the amount of discount and penalty fees at the date of the refinancing of the CAMOFI debt.  The remeasurement of equity instruments decreased from $491,501 expense for the quarter ended September 30, 2007 to $115,128 income for the quarter ended September 30, 2008.  The remeasurement of equity instruments expense/income is dependent upon the market price of the Company’s stock for the quarter.  A decrease in the market price of the Company’s stock results in remeasurement of equity instruments income for the quarter.  Interest expense rose $201,576 from $290,458 for the quarter ending September 30, 2007 to $492,034 in the comparable period ending September 30, 2008.  The increase in interest expense is directly related to the increase in notes payable from $7,995,091 at September 30, 2007 to $15,227,188 at September 30, 2008.

During the nine month period ending September 30, 2008, our net non-operating expenses were $3,794,134 resulting in a net loss from continuing operations of $6,510,024 as compared with $5,078,829 in net non-operating expenses and a net loss from continuing operations of $5,604,352 for the nine months ended September 30, 2007.   The decrease in the current period was due to the decrease in amortization of debt discount, amortization of capitalized financing fees and remeasurement of equity instruments.  Amortization of debt discount decreased from $1,645,008 for the quarter ended September 30, 2007 to $387,746 for the quarter ended September 30, 2008.  Amortization of capitalized financing fees decreased from $641,702 for the quarter ended September 30, 2007 to $425,301 for the quarter ended September 30, 2008.  Remeasurement of equity instruments decreased from $1,230,014 expense for the quarter ended September 30, 2007 to $252,396 income for the quarter ended September 30, 2008.  Interest expense rose from $698,280 for the nine month period ending September 30, 2007 to $1,370,386 in the comparable period ending September 30, 2008.  Financing penalty fees rose $1,043,031 from $911,200 for the nine month period ending September 30, 2007 to $1,954,231 in the comparable period ending September 30, 2008.

Loss from continuing operations for the three months ended September 30, 2008 was $1,486,353 compared to $2,548,110 in the prior year period.

For the nine months ended September 30, 2008, loss from continuing operations was $6,510,024 compared to a loss of $5,604,352 for the nine months ended September 30, 2007.

Net loss was $1,486,353 for the three months ended September 30, 2008, compared with a net loss of $2,674,228 for the three months ended September 30, 2007. The Company realized loss of $126,118 in the three months ended September 30, 2007 resulting from expenses related to its discontinued operations.

Net loss for the nine months ended September 30, 2008 was $6,510,024 compared to a loss of $5,808,045 for the nine months ended September 30, 2007.  The Company realized a net loss of $203,693 during the nine months ended September 30, 2007 related to discontinued operations.

Segment Results of Operations

The Company’s operating segments are defined as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker.  In the Company’s previous annual and interim consolidated financial statements, Waste Express, Inc. and Amerex were presented as operating segments.  After further analysis by the Company, it was determined that Waste Express and Amerex are no longer separate reportable segments and that the consolidated financial statements are the ones evaluated by the chief operating decision maker.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2008 our cash and cash equivalents amounted to $86,321 and our accounts receivable were $2,153,784. Our total current assets as of September 30, 2008 were $2,879,969.  As of September 30, 2007 our cash and cash equivalents amounted to $93,823, and our accounts receivable was $2,524,874.  Our total current assets as of September 30, 2007 were $2,977,359.   Our accounts receivable decreased to $2,153,784 as of September 30, 2008, which was due primarily to the decrease in revenue.

At September 30, 2008 the Company had current liabilities of $19,055,464 comprised of the notes payable, line of credit, accounts payable, accrued expenses, and obligations to issue equity instruments.  At September 30, 2007 our current liabilities were $13,454,233.  The increase in current liabilities from $13,454,233 to $19,055,464 resulted from the default under the CAMOFI notes payable and the financing penalty costs associated with the letter agreement in June 2008. As a result the Company has negative working capital of $16,175,495 as of September 30, 2008 compared to negative working capital $10,476,874 as of September 30, 2007.

For the nine month period ended September 30, 2008 and September 30, 2007 the Company had cash used in operating activities of $1,907,425 and $1,626,085, respectively.  For the nine month period ended September 30, 2008 the Company realized an overall increase in cash and cash equivalents of $66,733, primary due to cash provided by financing activities of $1,955,829, net cash provided by investing activities of $18,329 and the aforementioned cash used in operating activities of $1,887,425.  For the nine months ended September 30, 2007 the Company realized a increase in cash and cash equivalents of $33,556, primarily due to cash provided by investing activities of $824,790 and the aforementioned cash used in  operating activities of $1,626,085, partially offset by cash provided by  financing activities of $834,851.

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

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract has had a material adverse effect on the Company’s ability to continue as a going concern.  As of September 30, 2008 the Company had, and as of the date of this report, the Company continues to have insufficient funds to pay its obligations incurred in the ordinary course as and when they are due, including salaries and payroll taxes.

On June 9, 2008 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the principal and interest payments were deferred until September 1, 2008, (c) the interest rate was increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $5,141,648 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount was changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, (f) the monthly redemption amount began on September 1, 2008, (g) Amerex was required to use the proceeds from the sale of the Kaiser facility and Harrison County Texas  properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before September 1, 2008, (i) to file a registration statement prior to September 1, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex extended the term of CAMOFI’s warrants to December 31, 2012, and (m) we agreed to make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extend the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 beginning January 2009, and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  The notes are currently in default due to the Company’s noncompliance with certain of the foregoing and other terms.  The Company is working toward regaining compliance with CAMOFI with respect to its debt terms.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and extended the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company has entered into an agreement to extend the maturity date of the line of credit to January 1, 2009.  The Company was in noncompliance with certain of these covenants as of September 30, 2008.  The Company currently is in default under the credit line agreement, precluding any further advances under the line of credit to pay such obligations or other expenses of the Company.

The Senior Secured Convertible Notes are secured by a lien against substantially all of the assets of the Company and the line of credit is further secured by a “lockbox” account that is administered by a bank.  Until a default by the Company, the holder of our Senior Secured Convertible Notes allows the Company use of a portion of the cash receivables of the Company deposited into the account, based upon a formula.  Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  The line of credit and the Senior Secured Convertible Notes are in default and CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and payments from customers being deposited into the lockbox account.

During the third quarter, the Company received additional advances from CAMOFI to cover revenue shortfalls and provide additional working capital for essential expenses.  These advances totaled $860,000 for the quarter.  As of September 30, 2008, the outstanding principal amount of the CAMOFI Senior Secured Convertible Notes was $12,564,515, and accrued but unpaid interest was $100,910.  As of September 30, 2008, the outstanding principal amount of the line of credit was $1,915,659, and accrued but unpaid interest on the line of credit was $15,390.

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of 20% per annum.

The Company has not paid all of the payroll taxes due for 2006, 2007 and 2008 to the Internal Revenue Service and the States of Oklahoma, Missouri, Colorado, Connecticut, and Oregon.  The total amount accrued for unpaid payroll taxes, and estimated penalties and interest at September 30, 2008 was $836,198.  The Internal Revenue Service and the States have filed an intent to levy for payroll taxes owed or placed liens on the Company’s assets.

The Company is currently addressing its liquidity and negative working capital issues as of September 30, 2008 by the following actions:

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Envirosolve, LLC v. Amerex Companies, Inc. et al., CJ-2005-7349. This action was filed by Envirosolve in December 2005 alleging Amerex had misappropriated trade secrets. The pretrial conference was scheduled for August 28, 2008. The Plaintiff previously reached a settlement agreement with some of the other Defendants. The Company has agreed to issue 300,000 shares and both parties will drop all claims regarding this matter.

Boyd v. Arnerex Companies, Inc. CJ-2007-4517 and Thomas v. Amerex Companies, Inc. CJ-2007-4558.  These consolidated actions were filed against Amerex in July, 2007, by two former employees. The Plaintiffs claim they were terminated in violation of their employment agreements and are seeking to recover unpaid bonuses. Amerex has responded to these two lawsuits by denying the plaintiffs' allegations and by asserting counterclaims for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and civil conspiracy. Amerex has also asserted third party claims against Mark Springer and Springer Family LLC and these third party defendants have asserted counterclaims against Amerex based on alleged interference with their efforts to liquidate Amerex stock.  The Company entered into settlement agreements with these parties in October 2008and all parties have agreed to dismiss all claims pending in these actions.  The Company has agreed to cooperate with the removal of the stock trading limitations on the Plaintiff’s stock.

Yaffe Companies. Inc. v. Amerex Companies, Inc. et al, CJ-2007-5586.  This action was filed in August, 2007, by The Yaffe Companies ("Yaffe"), alleging that Amerex was breaching an agreement to sell Yaffe certain scrap metal generated from the demolition of the former Kaiser Chemical Plant. Shortly after filing suit, Yaffe unsuccessfully attempted to obtain an injunction preventing Amerex from selling the scrap metal to anyone other than Yaffe. Yaffe seeks to recover the profits it claims it would have made by purchasing the scrap metal from Amerex at market price and then reselling the scrap at an above market price. Amerex has filed an answer denying it was ever obligated to continue selling scrap metal to Yaffe and has also asserted counterclaims against Yaffe for breach of contract, deceit, tortious interference with contract and conversion. Plaintiff subsequently added an additional defendant, XI Interchange, the contractor that was brought in to complete the demolition work after Yaffe was terminated.  In October 2008, the Company entered into a settlement agreement regarding this litigation.  Each party has agreed to dismiss all claims pending in this action.

Clean Harbors Environmental Services v. Amerex Companies. This action was apparently filed in March, 2008, in Massachusetts. Plaintiff seeks to collect from Amerex for environmental services performed during 2006. On September 2, 2008, a default judgment was granted to Clean Harbors Environmental Services, Inc. against the Company in the amount of $119,393.75 plus interest and court costs for nonpayment of certain invoices.

Enhanced Operating Co., LLC & Michael Eppler v. Amerex Co., Inc.  This action has been settled by a Memorandum of Settlement executed on August 15, 2008.  Plaintiff dismisses all claims against the Company, retains 250,000 shares of stock and will receive 50% of the net proceeds of the sale of the real property in Harrison County Texas.

Amerex received a demand letter from counsel for Great West Casualty Company ("Great West") regarding an invoice it paid on behalf of its insured (Beaver Express Services, LLC). Great West demanded a return of the full amount of the invoice ($17,195.18). Amerex responded to the demand letter in November, 2007, and has received no further communication from Great West.

The Company has not paid all of the payroll taxes due for 2006, 2007 and 2008 to the Internal Revenue Service and the States of Oklahoma, Missouri, Colorado, Connecticut, and Oregon.  The total amount accrued for unpaid payroll taxes, and estimated penalties and interest at September 30, 2008 was $836,198.  The Internal Revenue Service and the States have filed an intent to levy for payroll taxes owed or placed liens on the Company’s assets.

On November 11, 2008, the Board of Directors received a notice from CAMOFI, advising the Board of Directors that, “should the Company fail to make the $28,731.47 payment on or before Friday November 14, 2008 (together with any and all appropriate filings), and all applicable subsequent payments,” to the State of Oklahoma to obtain amnesty for the payment of taxes due to the State “as well as any other Federal and state taxes which may come due CAMOFI Master LDC (“CAMOFI”) shall take any and all action it deems necessary or appropriate to hold each” member of the Board of Directors “personally liable for such failure.”  The notice reiterates that “CAMOFI has not waived any specified Event of Default (as such terms are defined in any transaction document).”

ITEM 2. Changes in Securities

None.

ITEM 3.  Defaults Upon Senior Securities

We are in default under our Senior Secured Convertible Notes Agreement

On June 9, 2008 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the principal and interest payments were deferred until September 1, 2008, (c) the interest rate was increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $5,141,648 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount was changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, OK., and Leigh, TX. properties, (f) the monthly redemption amount began on September 1, 2008, (g) Amerex was required to  use the proceeds from the sale of the Kaiser facility and Harrison County Oklahoma properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, OK, to pay down the indebtedness, (h) we agreed to affirmative covenants to secure at least $2.5 million in additional equity financing before September 1, 2008, (i) to file a registration statement prior to September 1, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex extended the term of CAMOFI’s warrants to December 31, 2012, and (m) we agreed to make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extend the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extend the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 beginning January 2009, and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  The notes are currently in default due to the Company’s noncompliance with certain of the foregoing and other terms.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1.5 million or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and extend the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company has entered into an agreement to extend the maturity date of the line of credit to January 1, 2009.  The Company was in noncompliance with certain of these covenants as of September 30, 2008.  The Company currently is in default under the credit line agreement, precluding any further advances under the line of credit to pay such obligations or other expenses of the Company.

The Senior Secured Convertible Notes are secured by a lien against substantially all of the assets of the Company and the line of credit is further secured by a “lockbox” account that is administered by a bank.  Until a default by the Company, the holder of our Senior Secured Convertible Notes allows the Company use of a portion of the cash receivables of the Company deposited into the account, based upon a formula.  Upon a default, the holder of our Senior Secured Convertible Notes has the right to take sole control of the lockbox and all deposits then in the lockbox account or thereafter deposited into the lockbox account.  The line of credit and the Senior Secured Convertible Notes are in default and CAMOFI has taken sole control of the lockbox and all deposits in the lockbox account and being deposited from customers into the lockbox account.

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

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of 20% per annum

On July 10, 2008, Nicholas J. Malino resigned his position as Chief Executive Officer and Chairman of the Board of Directors of the Company.  Stephen K. Onody was appointed as the Interim Chief Executive Officer of the Company.

On November 11, 2008, the Board of Directors received a notice from CAMOFI, advising the Board of Directors that, “should the Company fail to make the $28,731.47 payment on or before Friday November 14, 2008 (together with any and all appropriate filings), and all applicable subsequent payments,” to the State of Oklahoma to obtain amnesty for the payment of taxes due to the State “as well as any other Federal and state taxes which may come due CAMOFI Master LDC (“CAMOFI”) shall take any and all action it deems necessary or appropriate to hold each” member of the Board of Directors “personally liable for such failure”.  The notice reiterates that “CAMOFI has not waived any specified Event of Default (as such terms are defined in any transaction document).”

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

2.5	Default Judgment entered on August 26, 2008, Professional Offshore Opportunity Fund, Ltd. (“POOF”), incorporated by reference to Exhibit 2.1 of Form 8-K filed on September 10, 2008

2.6	Restraining Notice dated August 27, 2008 in favor of POOF, incorporated by reference to Exhibit 8.1 of Form 8-K, filed on September 10, 2008.

2.7	Judgment by Default Upon Assessment of Damages, for the benefit of Clean Harbors Environmental Services Inc., incorporated by reference to Exhibit 8.1 of Form 8-K, filed on September 10, 2008.

3.1	Restated Articles of Incorporation filed 7/27/2005 (incorporated by reference to Exhibit 3.1 of Form 10-QSB for the quarter ended September 30, 2004)

3.2	Certificate of Incorporation of Amerex Group, Inc. (incorporated by reference to Exhibit 3.4 of Form 10-QSB for the quarter ended September 30, 2004)

3.3	Bylaws of Amerex Group, Inc. (incorporated by reference to Exhibit 3.6 of Form 10-QSB for the year ended September 30, 2004)

4.1	10% Senior Convertible Note issued to CAMOFI Master LCD in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.1of Amendment to Form SB-2 filed on January 17, 2007).

4.2	Warrant issued to CAMOFI Master LCD in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007).

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

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

10.32	Letter Agreement, dated May 7, 2008, between the Company and Glenwood Capital LLC, filed herewith

10.33	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated June 9, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 13, 2008)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

31.1	Chief Executive Officer and Principal Financial and Accounting Officer - Sarbanes-Oxley Act Section 302 Certification, filed herewith

32.1	Chief Executive Officer and Principal Financial and Accounting Officer - Sarbanes-Oxley Act Section 906 Certification, filed herewith

B.	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.

Date: November 14, 2008	By:	/s/ Stephen K. Onody
Stephen K. Onody, President, Interim Chief Executive Officer, Principal Financial Officer and Director