Form 10-K
period 2008-12-31
AMEREX GROUP, INC.
filed 2009-04-06
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)”:

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

Issuer’s revenues for its most recent fiscal year:   $5,471,760

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 18, 2009 at $0.0012 per common share, was $19,555.  For purposes of this computation, we consider all directors, and holders of 10% or more of our common stock, to be affiliates.  Therefore the number of shares of our common stock held by non-affiliates as of March 18, 2009 was 16,296,189.  At June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,269,138, based on 15,054,681 shares of our common stock held by non-affiliates.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2008 was 16,577,189 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes    ☐    No    ☒

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of the Company

CDX.com (“CDX.com CO”) was incorporated in the State of Colorado in June, 1978, and engaged in the manufacture and sale of computerized pulmonary diagnostic equipment used in the medical profession.

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

In January of 2001, CDX.com CO reorganized again. Effective January 26, 2001, Pensat International Communications, Inc., merged into CDX.com CO’s wholly-owned subsidiary, Pensat, Inc (“Pensat”). The result of the January reorganization and the reason for it was that CDX.com CO, through its Pensat subsidiary, acquired a telecommunications business that was operated as a global Integrated Communications Provider (ICP) with sales and network operations in the U.S., Spain, Brazil, and Syria. CDX.com CO operated its newly-acquired ICP network through its Pensat subsidiary. Pensat’s services included voice, Internet, and data services delivered over common network facilities. Pensat filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in October 2001 and, as indicated in its filing, terminated its operations in the United States. In January 2003, the bankruptcy was converted to Chapter 7.

CDX.com CO reorganized again in July of 2005.  The first part of the July 2005 reorganization involved redomiciling CDX.com CO as an Oklahoma corporation. This was done as follows:  On July 28, 2005, CDX.com CO implemented a reverse stock split, reducing all of its outstanding stock to 1/1000th of its prior value. Also on July 28, 2005, CDX.com CO filed Restated Articles of Incorporation in Colorado. CDX.com CO then entered into an Agreement of Merger with CDX.com Merger, Inc. (“CDX.com Merger OK”), an Oklahoma corporation organized on July 26, 2005 for the purpose of re-domiciling CDX.com CO. CDX.com Merger OK was the survivor under the merger. The common stock of CDX.com Merger OK had identical rights, terms and privileges as the common stock of CDX.com CO.

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

Prior to the July 2005 Reorganization, Airguide was only a subsidiary and did not operate, manage, control, or receive any assets or benefits from its parent. Neither at the time of the July 2005 Reorganization, nor thereafter, did Airguide operate, manage, finance, receive assets, transfer assets, guarantee debts or obligations, nor take any action with respect to its subsidiary CDX.com OK. Airguides’s actions were designed to comply with Oklahoma laws allowing for a merger between parent and subsidiary corporations in which the liabilities of the parent are transferred by sale of an indirect subsidiary under a holding company formation. Even though the indirect subsidiary, in this case CDX.com OK, had liabilities of the parent company, there was a commercial value for such a company. Accordingly, Airguide held CDX.com OK as an investment, with no action being taken by Airguide as controlling stockholder while the stock was held on its books prior to being sold. Airguide sold the CDX.com OK stock on August 1, 2005, and that sale was for the purpose of realizing Airguide’s investment.

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

Recent Acquisitions

On September 2, 2005, we purchased the assets of Enhanced Operating Company, LLC, which we refer to herein as EOC, relating to the development of an oil/water separation technology business including approximately 25 acres of property located in Harrison County, Texas, in consideration for 250,000 restricted shares of our common stock, and all EBITDA profit in excess of 30% annually over a three-year period until $1,000,000 was paid. The contract for this acquisition required us to make a cash infusion of $250,000 in working capital to construct the necessary enhancements to the site and purchase assets to launch the business operations of EOC. These enhancements consisted of acquisition of a salt/water separation technology which would allow us to clean the production water to groundwater levels and to construct the piping and valves needed to integrate the oil/water separation system which we purchased separately and the water/salt separation technology which we have yet to acquire. The $250,000 also included necessary testing which needed to be accomplished prior to the implementation of the system being acquired. The contract also required us to enter into a three year employment agreement with Michael Eppler, then president of EOC, at a monthly salary of $10,000 and a sign-on bonus of $50,000. This employment agreement was terminated in November 2006 and we agreed to pay Mr. Eppler through November 30, 2006.  The Company is making efforts to sell the 25 acres in Leigh, Texas.  The estimated fair value of the property was $75,000 at December 31, 2008.  The Company has recognized an impairment of real estate held for sale associated with this property at December 31, 2008 of $290,047, in the accompanying consolidated statement of operations.

On September 12, 2005, we acquired all of the outstanding capital stock of Waste Express, Inc. from its sole stockholder. The purchase price consisted of cash in the amount of $275,000 and an installment note in the amount of $235,000, with interest at six percent (6%). The purchase agreement also required us to pay a fee equal to the greater of $2,500 or one percent (1%) per annum of seller’s current $200,000 line of credit securing Waste Express’ regulatory closure plan until it secures such plan. On November 10, 2006 we replaced the seller’s line of credit securing the closure plan and replaced the collateral with our own Line of Credit for $230,000. See “Overview and Business of Amerex Group, Inc. – Acquisitions — The Waste Express, Inc., Acquisition.”

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

In February 2006, Amerex Acquisition Corp., a wholly-owned subsidiary of Amerex, acquired approximately 155 acres of heavily developed industrial property in Pryor, Oklahoma from Kaiser Aluminum and Chemical Corporation in consideration for $700,000 in cash and delivery of a cash collateralized irrevocable letter of credit with JP Morgan Chase Bank, in the amount of $800,000, to provide financial assurance for the removal of all asbestos and asbestos containing materials from the property within 18 months following closing. The asbestos removal was completed in September 2007 and we received clearance by the Oklahoma Department of Environmental Quality and Kaiser Aluminum and Chemical Corporation instructed JP Morgan Chase Bank to release the letter of credit. The proceeds from the release of the cash collateralized letter of credit were deployed in accordance with our agreements with Asbestos Handlers, Inc. and X Interchange, Inc.  Asbestos Handlers, Inc. is an asbestos abatement contractor based in Tulsa, Oklahoma. We engaged Asbestos Handlers, Inc. to remove the asbestos from the Pryor facility. X Interchange, Inc. is an intermodal transportation logistics company based in Leawood, Kansas. We engaged X Interchange, Inc. to manage the demolition and scrap metal salvage at the Pryor facility. We were also required to deposit $400,000 with the Oklahoma Department of Environmental Quality through Guaranteed Abstract Company, a title company located in Tulsa, Oklahoma, to provide financial assurance of our ability to close the two injection wells on the Pryor property. During 2008, $100,000 of the deposit was released to the Company to pay some vendor bills related to the removal of asbestos.  This amount is currently being held in escrow for the benefit of the Oklahoma Department of Environmental Quality to secure our obligation to close the wells. We have closed the two injection wells and we have a contractual obligation to pay the $300,000 escrow deposit, when returned to us, to CAMOFI pursuant to the terms of the recent amendment to the indebtedness payable to CAMOFI, as discussed in Part II, Item 6, Management’s Discussion and Analysis or Plan of Operations – Debt and Credit Facilities, below.  The Company is making efforts to sell the 155 acres in Pryor, Oklahoma.  The estimated fair value of the property was $400,000 at December 31, 2008.  The Company has recognized an impairment of real estate held for sale associated with this property at December 31, 2008 of $734,203, in the accompanying consolidated statement of operations.

On April 28, 2006, we purchased certain assets of Environmental Remediation Services, Inc., herein referred to as ERS. The purchase was considered a purchase of assets rather than the purchase of a business since the main purpose was to acquire the assets and to repurpose them to service our existing customers. The purchase price for the assets consisted of cash in the amount of $1,200,000 and our entering into a one-year consulting agreement with Kenneth Duckworth, the sole owner of ERS, which has since expired.

Recent Financings

CAMOFI

On November 21, 2005, we entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, which was amended on February 23, 2006. Under the arrangement as amended, we issued CAMOFI Master LDC a two-year convertible note in the aggregate principal amount of $6,800,000, with interest at ten percent (10%) per annum payable monthly, convertible into 13,600,000 shares of its common stock at a conversion price of $0.50 per share, exclusive of any accrued interest on the note, and a five-year warrant to purchase 2,266,667 shares of our common stock at an exercise price of $0.01 per share. The terms of the note provided for funds to be drawn down in three tranches, with the first tranche of $2,500,000 drawn down on November 21, 2005. Pursuant to the financing arrangement, we defaulted on our obligation to timely file a registration statement for the shares underlying the note and warrant.  CAMOFI Master LDC agreed to waive all penalties through October 30, 2006 in exchange for a five-year warrant to purchase 984,000 shares of our common stock at an exercise price of $0.01 per share. For the period of October 30, 2006 through December 31, 2006, the Company accrued $207,400 in liquidation damages under this agreement. We have also failed to provide CAMOFI with periodic financial reports required under our agreement. The obligations under the CAMOFI Master LDC note are secured by a first priority security interest in our assets. These notes were due on November 21, 2007. However, on December 31, 2007 we executed an agreement with CAMOFI Master LDC. Under the terms of this agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) interest payments were deferred until April 1, 2008, (c) the Interest Rate was increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes,  (d) we agreed to issue a new note in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other penalties associated with the original note, (e) the monthly redemption amount was changed to either $250,000 per month or $150,000 per month depending on the amount of funds that were available to be applied to the principal amount of the Notes from the sale of the Pryor, Oklahoma, and Leigh, Texas properties,  (f) the monthly redemption amount was to begin on August 1, 2008, (g) the proceeds from the sale of the Pryor and Leigh properties, as well as the proceeds from the release of the escrowed funds of $300,000 securing the closure of the injection wells in Pryor, Oklahoma, were to be used to pay down the indebtedness, (h) we agreed to secure at least $2,500,000 in additional equity financing before March 31, 2008, (i) we agreed to file a registration statement prior to June 30, 2008, (j) CAMOFI maintained its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) we agreed to issue CAMOFI additional shares equal to 4.5% of its outstanding stock, (l) we agreed to extend the term of CAMOFI’s warrants to December 31, 2012, and (m) we agreed to make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  On June 9, 2008, the Company entered into an agreement with CAMOFI to defer principal and interest payments on the CAMOFI notes to September 1, 2008 and increase the $2,027,123 note discussed above to $5,141,648.  The increase in the note payable included $541,294 of accrued interest and $1,954,231 of financing penalty fees.  The Company agreed to pay CAMOFI all of the proceeds from the sale of the Kaiser facility in Pryor, Oklahoma, proceeds from the Leigh, Texas real estate and monies held in escrow for well closures at the Kaiser facility.  Agents for the sale of properties were agreed to be obtained by July 31, 2008 and contracts for sale were agreed to be obtained by September 1, 2008.  The Company also agreed to raise $2,500,000 in additional equity by September 1, 2008.  In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extended the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA of at least $400,000 and require annual EBITDA of at least 2,500,000 for 2008 and 2009.  Some of the more recent violations of CAMOFI loan covenants by the Company include not making scheduled principal and interest payments, sale of the Pryor, Oklahoma and Leigh, Texas properties, raise $2,500,000 in additional equity, filing a registration statement, and EBITDA requirements.  Since CAMOFI has not issued a waiver for the violation of loan covenants, CAMOFI could declare their indebtedness to be in default.

DCI

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

PTF

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

CAMOFI

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

OTHER

On May 2, 2007 we issued a convertible note to an individual for $25,000. This note is convertible into the Company’s common shares at $0.50 per share. The interest rate on this note is 8% per annum. The note has a term of one year and the interest is computed on the actual number of days elapsed.  Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.  The note has been extended and is now due May 2, 2009.

On May 4, 2007 we issued a convertible note to an individual for $50,000. This note was convertible into the Company’s common shares at $0.50 per share. The interest rate on this note was 8% per annum. The note had a term of one year and the interest was computed on the actual number of days elapsed.  Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.  This note was converted into common stock in December 2007.

On July 10, 2007 we issued a convertible note to an individual for $50,000. The Company received only $40,000 of the total amount of this convertible note.  This note is convertible into the Company’s common shares at $0.50 per share. The interest rate on this note is 8% per annum. The note has a term of one year and the interest is computed on the actual number of days elapsed.  Actual interest accrued beginning 9 days from the receipt of the loan funds and is payable on the date which is the earlier of the maturity date or the date of any repayment of principal.  This note was converted into common stock in December 2007.

POOF

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  As disclosed in the Company’s Current Report on Form 8-K filed on August 16, 2007, the financing was in the form of a Secured Promissory Note payable in monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008. The loan bore interest at five percent (5%) per annum and was payable in cash or with shares or the Company’s common stock discounted at 30 percent (30%) from the average bid price for the five trading days preceding the installment.  The Company also was obligated to pay a monthly utilization fee of 10% of the monthly installment.  The Company did not make the scheduled payments on the POOF loan, and verbally agreed to monthly extensions of the amount due.

The Company also issued 500,000 shares of its common stock to POOF under a letter agreement entered into in connection with the financing.  The Company agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares are not registered by January 15, 2008, the Company was obligated to repurchase the shares for $700,000.  If the Company did not pay the amounts due the Company’s obligation to repurchase the shares bore interest at two percent per month.  The $750,000 of financing proceeds was allocated between the loan and related common stock issued, based on estimated fair values of the loan and common stock.

The obligation of the Company also is secured by shares of the Company’s common stock pledged to POOF by Ron Brewer and Richard Coody, former officers and directors of the Company.  Each pledged 1,450,000 shares.  POOF can exercise its rights as a secured party by selling the shares to apply against the Company’s obligations to POOF in the event of a default by the Company under the Secured Promissory Note.  POOF also has the right to direct the sale of shares in the absence of a default at its discretion.  The pledge is without recourse to the Company.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares of common stock sold by POOF under the pledge. The funds would be retained in an escrow account and paid in 2009.

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of twenty percent (20%) per annum.

Payroll Tax Matters

The Internal Revenue Service and various state taxing agencies have placed a lien on the Company’s assets for the Company’s failure to pay payroll taxes for third and fourth quarter 2007 and first and second quarter 2008.  The Company has also received notices of an intent to levy certain assets for the nonpayment of payroll taxes, penalties and interest.  The Company has entered into payment plans with various state taxing agencies to work out payment plans which will bring the Company current on their payroll taxes.  The Company is working with the IRS to establish a payment plan.

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

The Federal Water Pollution Control Act as amended by the Clean Water Act and subsequent amendments

This legislation prohibits discharges to the waters of the United States without governmental authorization. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of its treatment process, our wastewater treatment facilities generate waste water which they discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. The Clean Water Act also serves to create business opportunities for us in that it may prevent industrial users from discharging their untreated wastewaters to the sewer. If these industries cannot meet their discharge specifications, then they may utilize the services of an off-site pretreatment facility such as ours.

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

The Clean Air Act - authorizes the EPA to regulate emissions into the air of potentially harmful substances. According to industry sources, the five industries which produced the largest amounts of industrial hazardous wastes (by dollar amount of spending paid for management services) in 2004 were chemicals (28.3%), oil (15.9%), paper and pulp (13.2%), primary metals (8.7%) and automotive (5.0%).  As a small industrial waste management firm, we have significant advantages over many of its competitors in terms of its ability to efficiently utilize its waste management facilities and to provide our customers with a heightened commitment to customer service and responsiveness. In addition, management has taken notice of important and advantageous industry trends in the efforts by many generators of industrial wastes to decrease the number of service providers that they utilize to a select group of industry leaders in order to minimize potential liability inherent in using less qualified or less responsive firms.

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

Just prior our acquisition of Waste Express, the facility was issued a Notice of Violation by the Missouri Department of Natural Resources for four violations: exceeding storage capacity, exceeding the one year limit for storage of materials on site, exceeding the 24 hour restriction in the receiving area.  We completed corrective action during November and December of 2005, spending approximately $88,000.  Several violations in middle 2006, along with those prior to acquisition led to a fine of $66,000 from the Missouri Department of Natural Resources.  The fine was negotiated to $41,000 and has been paid in full.  No major violations have been issued since middle 2006 on each quarterly unannounced inspection.

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

Licenses and Permits

Our waste treatment facility located in Kansas City, Missouri has been issued a RCRA Part B license which was scheduled to expire in February 2007. The permit has been submitted to the Missouri Department of Natural Resources for renewal. The Department is allowing us to operate under an extension until the renewal is approved. We expect the Department to issue the renewed permit during the second half of 2009.

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

Our pollution liability insurance policies cover potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and while we handle waste at our facilities. The Company carries contractor’s liability insurance of $1,000,000 per occurrence and $2,000,000 in the aggregate, covering off-site remedial activities and associated liabilities, and pollution liability coverage of waste in-transit with both single occurrence and aggregate coverage of $2,000,000. This coverage includes liability of $2,000,000 for pollution caused by sudden or accidental occurrences during transportation of waste to our facilities, from the time waste is picked up from the customer until its delivery to the final disposal site.  The total insurance costs for 2008 were $671,487 and management anticipates that there will be an immaterial rise in insurance costs in 2009.

Competition

The market for industrial waste management services is highly competitive. We compete with numerous large and small companies, which are able to provide one or more of the industrial waste management services offered by us and have substantially greater financial, management and marketing resources than we do. Large competitors include Clean Harbors Environmental Services Inc., Duratek, Inc. and Perma-Fix Environmental Services, Inc. There are also a large number of smaller competing companies that provide services similar to ours. In the Tulsa area some of these firms are Envirosolve, Inc, and American Waste Control, Inc.  In the Kansas City area some of our local competitors are Phillips Services Company and Heritage Environmental.

Competitive factors include quality and diversity of services, technical qualifications, reputation, geographic presence, price and the availability of key professional personnel.

Under applicable environmental laws and regulations (see “Business — Environmental Regulation”), generators of hazardous wastes retain potential legal liability for the proper treatment of such wastes through and including their ultimate disposal. In response to these potential liability concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have increasingly sought to decrease the number of providers of such services that they utilize. Waste management companies which are selected as “approved vendors” by such large generators and other purchasers are firms, such as us, that possess sound collection, recycling, treatment, transportation, disposal and waste tracking capabilities and have the expertise and financial ability necessary to comply with applicable environmental laws and regulations. By becoming an “approved vendor” of a large waste generator or other purchaser, we are eligible to provide waste management services to the various plants and projects of such generator or purchaser which are located in our service areas. However, in order to obtain such “approved vendor” status, it may be necessary for us to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit a bidder’s facilities and operations to insure that its waste management services are performed in compliance with applicable laws and regulations and with other criteria established by the bidder and by such customers.

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

Employees

As of December 31, 2008, we employed 48 full-time and 3 part-time employees. Of our 51 employees, two are executive officers. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our services are limited to basic environmental procedures and, as such, our field staff does not require advanced degrees or specialized scientific expertise. They do, however, require specialized training pursuant to various federal, state and local regulations. These include Class A Commercial Drivers Licenses with a Hazardous Materials Endorsement for our tractor trailer drivers, Class D Commercial Drivers Licenses with Hazardous Materials Endorsements for operators of box trucks, and Class D Commercial Drivers Licenses with a Tanker Endorsement for our tanker drivers. Personnel who are expected to stop, contain, and clean up on-site releases are required to have 24 hours of initial training. Personnel who are involved in cleanups at waste sites-including Superfund sites, RCRA corrective action sites, or even voluntary cleanups involving hazardous substances-must have 40 hours of initial classroom instruction and annual 8-hour refresher courses, as well as confined space training for those employees who make encounter such situations.

Research and Development Expenditures

There were no research and development expenditures incurred for the fiscal year ending December 31, 2008.

Properties

Our principal executive offices and production facility are located on approximately 10 acres of leased space in Tulsa, Oklahoma, including six office, storage and special purpose buildings. We also lease approximately 7,000 square feet of office space in Portland, Oregon.  The Tulsa lease expires in May 2011 and contains an option to renew the lease for a five year period with 60 days prior notice. The cost of this lease is $6,750 per month and is paid to Ken Duckworth who was the principal owner of Environmental Remediation Specialists, Inc. The Portland, Oregon lease is a month-to-month lease, at the rate of approximately $3,000 per month, paid to Cascade General, Inc. We own approximately 25 acres of property in Leigh, Texas, approximately 2.5 acres of property in Kansas City, Missouri, and approximately 155 acres of property in Pryor, Oklahoma. We believe that these properties and facilities are adequate for our current operations. All of our properties and facilities are insured.  The Company is making efforts to sell the Pryor, Oklahoma and Leigh, Texas properties.

Subsidiaries

The Company has one wholly-owned subsidiary – Waste Express, Inc., a Missouri Corporation based in Kansas City, Missouri.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents, trademarks, copyrights, franchises, concessions, licenses or royalty agreements.

Reports to Security Holders

At this time, the Company has not delivered annual reports to security holders.  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Amerex Group, Inc.’s electronic filings.

ITEM 1A	RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our limited operating history makes evaluation of our business and our future prospects difficult.

Our business is at an early stage of operation and there is no meaningful historical financial or other information available upon which you can base your evaluation of our business and its prospects. We have generated $5,471,760 in revenue for the year ended December 31, 2008.

We have a history of losses and may continue to incur losses in the future.

To date, we have been unable to generate revenue sufficient to cover our current expenses and to be profitable. We had a net loss of $9,005,639, for the year ended December 31, 2008. We expect to incur losses for the immediate foreseeable future. There can be no assurance that we will achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained. Due to these losses, we have a continuing need for additional capital.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2008 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

CAMOFI has provided funding to the Company from June 2008 through December 2008 totaling approximately $1,739,000.  This additional funding has been in the form of additional notes payable to CAMOFI.  CAMOFI is not required to provide the Company with additional funding in the future.  Due to the financial condition of the Company, it is unlikely that any other funding will be available.

The substantial level of our debt may require us to allocate a substantial portion of our operating profit to service our debt and may make future borrowing more difficult. As a result, we may not be able to expend the resources necessary to react to changes in our business, which could place us at a competitive disadvantage and have adverse consequences upon our business.

Our substantial level of debt could have important consequences to our stockholders, including the following: (i) a substantial portion of the net cash provided by our operations will be committed to the payment of our interest expense and principal repayment obligations and will not be available to us for operations, capital expenditures, acquisitions or other purposes; (ii) our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (iii) we will be more highly leveraged than certain of our competitors which may place us at a competitive disadvantage and limit our flexibility in reacting to changes in our business. See “Recent Financings” describing the CAMOFI Master LDC Note and CAMOFI Line of Credit. Our ability to make scheduled payments or to refinance our indebtedness obligations depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions, financial, business and other factors beyond our control.

Limitations imposed by CAMOFI Master LDC and CAMOFI Line of Credit indebtedness are significant and our failure to comply with them could have a negative impact on our operations and financial condition.

The documents governing our indebtedness to CAMOFI Master LDC contain significant covenants that limit our ability to engage in various transactions. These covenants significantly restrict our ability to borrow additional funds, which we may require for continuing our operations. We are prohibited from additional borrowing that would place any lender senior to our CAMOFI Master LDC debt or CAMOFI Line of Credit, which could deter potential lenders from entering into a financing arrangement with us. If we are unable to obtain additional financing when required, our operations could be negatively impacted.

Failure to comply with these restrictions and limitations could result in the acceleration of our CAMOFI Master LDC or CAMOFI Line of Credit indebtedness, which we would be unable to repay. See following Risk Factor: “CAMOFI Master LDC maintains a first priority security interest in all of our assets…”

CAMOFI Master LDC maintains a first priority security interest in all of our assets and in the assets of our subsidiaries under the convertible note we issued to CAMOFI Master LDC.

As of January 1, 2009, the Company is in default with respect to the CAMOFI Master LDC notes payable, thus, CAMOFI Master LDC may elect that the notes become immediately due and payable in an amount equal to 125% of the principal amount of the CAMOFI Master LDC notes, plus accrued interest thereon at the rate of 20% per annum. In such event, we would not have the cash required to pay such indebtedness. As a result, we may be forced to restructure, file for bankruptcy, sell assets or cease operations, any of which would render our common stock, and your investment, worthless. Further, our obligation under the CAMOFI Master LDC note is secured by substantially all of our and our subsidiaries current and future assets. Failure to fulfill our obligations under the CAMOFI Master LDC notes and related agreements could lead to a loss of these assets, which would be detrimental to our operations. The following events, among others, constitute events of default under the note:

· failure to pay interest and principal payments when due;

· a breach of any material covenant or term or condition of the note, in any agreement made in connection therewith or in any other material agreement, lease, document or instrument to which we or our subsidiaries are bound;

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

We depend upon key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel. Our success depends, to a significant degree, upon the continued services of key management and technical personnel, including Stephen Onody through Onody Associates, who is serving as a consultant is our interim chief executive officer and a member of our board of directors, and Craig McMahon, our vice president of operations. Our key personnel may terminate their employment with us at any time. The loss of any of these individuals or other key personnel could have a negative impact on our relationships with our customers and impair our operations, revenues, prospects, and our ability to raise additional funds. There are several key employees who have developed unique and longstanding relationships with one or more of our major customers, and whom, if no longer employed by the Company may redirect some or all of these customers’ service requirements to other providers or otherwise, diminish the Company’s relationship with the customer so as to reduce the amount of services that we are currently providing. In addition, our covenants under the CAMOFI Master LDC indebtedness require the continued employment of Mr. Onody and Mr. McMahon. In the event that either of these employees terminates their employment, a condition of default would occur and may result in the acceleration of our debt under this agreement which we could not pay.

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

The market for industrial waste management services is highly competitive. We compete with many other firms, including large multinational firms having substantially greater financial, management and marketing resources than we have. Competitive factors include quality and diversity of services, technical qualifications, reputation, geographic presence, price and the availability of key professional personnel. There are numerous methods of handling and disposing of hazardous and non-hazardous waste, of which our facilities and technology are one of the available systems. There can be no assurance that a different or new technology may not supplant us in the market. Further, we cannot guarantee that in the event that we are successful in the deployment of our systems in the marketplace, the predominant companies in the field, which have substantially greater resources and market visibility than us, will not try to develop similar systems. See “Business—Competition.”

If we are not able to secure new customers our revenues and profitability may decline and the return on your investment may be reduced.

Our business is project-based, though certain customers are bound to us for the contractual periods other customers are non-recurring customers and we do not expect them to continue to be our customers because of the nature of the industry. If we fail to secure projects from new customers, our revenues and profitability may decline and the return on your investment may be reduced.   There can be no assurance that we will:

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

We are dependent upon two key customers. Our failure to maintain, renew, or replace these customers could significantly reduce our revenues and therefore negatively impact our financial condition, which would adversely affect your investment.

In 2008, 20% of our total revenues were derived from our contracts with Safety Kleen Systems a national provider of industrial cleaning, parts washing, waste management and recycling services, which we refer to herein as our Industrial Services Customer, for waste treatment projects and 40% of our revenues were from our contracts with the Environmental Quality Company, Inc. Together, these two clients contributed 60% of our revenues during 2008.

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

Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2008 our accounts receivable of $1,426,292 accounted for approximately 71% of our current assets. Our financial position and profitability are dependent on the credit worthiness of our customers. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

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

As we may, from time to time, subcontract parts of our services to subcontractors, we face the risk of unreliability of work performed by them. Should any of our subcontractors default on their contractual obligations and work specifications, our ability to deliver service to our customers in accordance with quality and/or timing specifications may, in turn, be adversely affected. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.

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

Dependence upon permits to access disposal sites could adversely affect our ability to continue to do business.

The Company collects, processes and disposes hazardous waste material.  The Company relies on permits issued by various states to conduct this business.  If these permits were to expire, or were cancelled due to noncompliance with the permits, the Company would not be able to continue business.

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

The Resource Conservation and Recovery Act of 1976, as amended, which we refer to herein as RCRA, is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. RCRA or EPA approved state programs are at least as stringent, govern waste handling activities involving wastes classified as “hazardous.” See “Environmental Regulation — Federal Regulation of Hazardous Waste.” Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation of such statutes and regulations.

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

Customers of industrial waste management companies frequently attempt to shift various liabilities arising out of disposal of their wastes or remediation of their environmental problems to contractors through contractual indemnities. Such provisions seek to require the contractors to assume liabilities for damage or personal injury to third parties and property, and for environmental fines and penalties (including potential liabilities for cleanup costs arising under the Superfund Act). Moreover, the EPA has increasingly constricted the circumstances under which it will indemnify its contractors against liabilities incurred in connection with cleanup of Superfund sites. While such restrictions might have some adverse impact upon us, such impact should be immaterial because projects relating to the cleanup of Superfund sites have historically represented less than 2% of our business. See “Business—Services.”

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

The Internal Revenue Service and various state taxing agencies have placed a lien upon all of the assets of the Company.

The Internal Revenue Service and various state taxing agencies have placed a lien on the Company’s assets for the Company’s failure to pay payroll taxes for the period August 17, 2007 through December 31, 2007 and some payments for the period January 1, 2008 through April 30, 2008.  The Company has received notices of an intent to levy certain assets for the non-payment of payroll taxes, penalties and interest for certain quarters in 2007 and 2008.  The imposition of a lien against the Company’s assets and a levy on its bank accounts may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the Internal Revenue Service and various state taxing agencies enforce the liens, they may acquire ownership of the assets. In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.

RISKS RELATED TO OUR SECURITIES

Our executive officers, directors and principal stockholders have substantial control over our business, and their interests may not be aligned with the interests of our other stockholders.

As of December 31, 2008, our officers and directors, together with their affiliates, beneficially owned approximately 8.8% of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent auditors. As a result, we may face regulatory action and investors and others may lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's other internal controls.

If we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal control over financial reporting, we may face regulatory action and investors and others may lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “AEXG.”  On March 18, 2009, the last reported sale price of our common stock was $0.0012 per share. Prior to August 21, 2006, our common stock was quoted on the pink sheets under the symbol “AGDC.”   The symbol changed from AGDC to AEXG effective March 1, 2007 due to our name change. Our common stock is not actively traded and there can be no assurance that an active trading market will be developed or maintained. See “Market for Our Common Stock.”

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

Due to the foregoing, demand for shares of our common stock on the OTCBB may decrease or be eliminated and holders of our common stock may be unable to resell their securities at or near their original acquisition price, or at any price.

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

We are authorized to issue 100,000,000 shares of our common stock. As of December 31, 2008, there were 16,577,189 shares of common stock issued and outstanding and no shares of preferred stock authorized, issued or outstanding. However, the total number of shares of our common stock outstanding does not include shares of our common stock reserved in anticipation of the exercise of warrants described herein or conversion of the CAMOFI Master LDC notes, which include the additional CAMOFI notes for fees and additional funding. Further, in the event that any additional financing should be in the form of, be convertible into or exchanged for equity securities, investors may experience additional dilution.

Penny stock regulations may impose certain restrictions on the marketability of our securities, which may adversely affect the ability of purchasers in this offering to resell our securities.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices and production facility are located on approximately 10 acres of leased space in Tulsa, Oklahoma, including six office, storage and special purpose buildings. We also lease approximately 7,000 square feet of office space in Portland, Oregon.  The Tulsa lease runs through May of 2011 and contains a five year option to renew with 60 days’ prior notice. The cost of this lease is $6,750 per month and is paid to Ken Duckworth who was the principal owner of Environmental Remediation Specialists, Inc. The Portland, Oregon lease is a month-to-month lease paid to Cascade General, Inc. at the rate of approximately $3,000 per month.  We own approximately 25 acres of property in Leigh, Texas, approximately 2.5 acres of property in Kansas City, Missouri, and approximately 155 acres of property in Pryor, Oklahoma. We believe that these properties and facilities are adequate for our current operations. All of our properties and facilities are insured.

ITEM 3.	LEGAL PROCEEDINGS

CLEAN HARBORS ENVIRONMENTAL SERVICES, INC.

On September 2, 2008, a default judgment was granted to Clean Harbors Environmental Services, Inc. against the Company in the amount of $119,394, plus interest at 12% per annum and court costs for nonpayment of certain invoices.  On February 20, 2009, the Company entered into a settlement agreement with Clean Harbors whereby the Company agreed to make weekly payments to Clean Harbors.

PAYROLL TAX LIABILITIES

The Company was notified that the Internal Revenue Service has placed a lien on the Company’s assets.  The Company has also received a notice from the IRS dated August 4, 2008, of an intent to levy certain assets for non-payment of payroll taxes, penalties and interest totaling $440,698 for certain quarters in 2007 and 2008.

The State of Missouri has placed a lien on the Company’s assets for unpaid payroll taxes, penalties and interest of $42,381.  The Company has established a payment plan with the State of Missouri.

The State of Oregon has issued a warrant (court judgment) dated July 18, 2008.  The letter states that unless the past due payroll taxes, interest and penalties due of approximately $22,000 are paid, the State of Oregon will place a lien on the assets of the Company and commence seizure of those assets.  The Company has established a payment plan with the State of Oregon.

Amerex has established a payment plan with the Oklahoma Tax Commission to stay the immediate injunction against Amerex.  If Amerex fails to comply with the terms of the payment plan, Amerex will be enjoined from further operations in the State of Oklahoma.

The State of Connecticut has issued a delinquency notice on February 9, 2009 for failure to file withholding tax returns for certain quarters in 2006, 2007 and 2008.

DISSOLUTION OF WASTE EXPRESS

Waste Express, Inc. was administratively dissolved in August 2008 by the State of Missouri for not filing an annual reporting form.  The Company has filed the necessary paperwork in March 2009, and has been reinstated by the State of Missouri.

POOF DEFAULT JUDGMENT

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of 20% per annum.  Since the note payable to POOF is in default, and POOF has obtained a default judgment against the Company, this liability is due immediately.

OTHER LITIGATION

A former employee has filed a discrimination claim against the Company.  Management believes that the plaintiff’s case is without merit and will pursue a vigorous defense.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2008, there were no items submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the OTCBB under the symbol AEXG and the “Pink Sheets” under the symbol AGDC.  However, there is a very limited public market for the Company’s common stock.  As of December 31, 2008, 16,577,189 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Amerex common stock and, prior to July 2006, Airguide common stock, for each quarter during the past three years. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
12/31/08	0.04	0.01
9/30/08	0.29	0.02
6/30/08	0.55	0.12
3/31/08	0.70	0.17
12/31/07	0.83	0.59
9/30/07	2.40	1.15
6/30/07	1.80	0.30
3/31/07	1.50	0.25
12/31/06	1.25	1.01
9/30/06	.16	.16
6/30/06	.15	.15
3/31/06	.15	.15

Holders of Our Common Stock

As of March 19, 2009, the Company had 1,108 registered shareholders.

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

On November 13, 2007 the Board of Directors consented to the issuance of common stock under the Stock Plan to the following:

 160,000 shares of common stock to Craig McMahon, our Vice President of Operations, and 60,000 shares of common stock to Paul Koons, our Manager of Emergency Response Services, 80,000 shares of common stock to Greg Gadbois, the manager of our Portland, Oregon office, and 66,500 shares of common stock, in the aggregate, to 19 other employees. These stock awards were made in recognition of these employees’ performance for the fiscal year ending December 31, 2006, and made the following option awards to directors in November 2007:

Optionee	Option Amount	Vesting

Nicholas J. Malino	522,500	Half Immediately and half on first anniversary of issuance
Robert Roever	445,000	Half Immediately and half on first anniversary of issuance
John Smith, Esq.	195,000	Half Immediately and half on first anniversary of issuance
Philip Getter	56,250	Half Immediately and half on first anniversary of issuance
Stephen Onody	22,500	Half Immediately and half on first anniversary of issuance

On February 19, 2008, the Board of Directors elected to make the following stock option awards to the Company’s directors:

Optionee	Option Amount	Vesting

Nicholas J. Malino	150,000	Immediately
Robert Roever	150,000	Immediately
Philip Getter	100,000	Immediately
Alex Ruckdaeschel	45,000	Half Immediately and half on first anniversary of issuance
Stephen Onody	500,000	Immediately
John Smith, Esq.	100,000	Immediately

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

Recent Sales of Unregistered Securities

On August 14, 2007, the Company issued 500,000 shares of its common stock to Professional Offshore Opportunity Fund, Ltd. (“POOF”), under a letter agreement entered into in connection with the contemporaneous loan provided by POOF.  (See, Part I, Item I, Recent Financings)  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares must be repurchased at $200,000 if the note is repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price is $700,000 for a repurchase on or after January 15, 2008. As of December 31, 2008, the loan remained outstanding and the shares had not been repurchased. The $750,000 proceeds were allocated between the loan and related redeemable common stock, based on final determinations of the fair values of the loan and common stock.

The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Project management

An increasingly important area of our operations is the management of complex environmental remediation projects. These projects may include surface remediation, groundwater restoration, site and facility decontamination, and emergency response. An interdisciplinary team of managers, chemists, engineers, and compliance experts design and implement result-oriented remedial programs, incorporating both off-site removal and on-site treatment, as needed. The remedial projects group functions as a single source management team, relieving the customer of the administrative and operational burdens associated with environmental remediation. As a full service environmental services provider, we eliminate the need for multiple subcontractors.

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

Emergency response

We undertake environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. We have established specially trained emergency response teams which operate on a 24-hour basis from service centers covering 5 states. Our emergency response teams operate out of our Tulsa, Oklahoma facility. We have engaged subcontractors who address the needs of emergency situations which are too distant geographically to permit us to provide a timely response from this facility. In these cases, after the emergency situation is addressed we utilize resources out of either our Tulsa, Oklahoma or Kansas City, Missouri facilities to remove the potentially hazardous material from the subcontractor’s site and to relocate it to our Kansas City, Missouri facility for characterization, treatment and disposal. Many of our remediation activities result from a response to an emergency situation by one of our response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

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

We operate an EPA and state permitted analytical testing laboratory in Kansas City, Missouri, which tests samples provided by customers to identify and quantify toxic pollutants in virtually every component of the environment. Our laboratory staff evaluates the properties of a given material to identify and characterize the waste materials prior to acceptance for treatment and disposal, and operates mobile laboratory facilities for field use in emergency response and remedial action situations.

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

We typically only track revenues in our service segments. Disposal, which includes waste treatment, characterization, analytical services, lab-packs, and actual disposal, made up approximately 54% of our total revenue for the year ended December 31, 2008. Field services, which include transportation and personnel training, comprised approximately 23% of our revenue for the year ended December 31, 2008. Emergency services are tracked separately and contributed approximately 23% of our revenues during this same period. We expect that emergency services will comprise a greater portion of our sales in the future, as this line of business is developed.

Update Regarding Future or Planned Services

Water Disposal and Separation Services to the Oil and Gas Industry; Resale of the Remaining Crude Oil

The property and the assets associated with this business are being marketed for sale and the net proceeds will be used to pay down the Company’s existing indebtedness under the CAMOFI 12% Senior Convertible Notes as amended.

Our Strategy

In order to maintain and enhance our position in the waste management industry, we have implemented a strategy of internal growth through the increased utilization of our existing facilities and properties, the expansion of our services, the addition of new sales offices and service centers, and external growth through strategic acquisitions.  To obtain profitability and positive cash flow from operations, the Company needs to increase its revenue and customer base.

Increased Utilization of Waste Management Facilities

In order to fully utilize our current waste management facility, we have the ability of increasing our hours of operation to 24 hours a day/7 days a week, by adding weekend shifts and two daily eight-hour work shifts to our existing daily shift.

Sale of Pryor, Oklahoma and Leigh, Texas Property

We are currently attempting to sell our property in Pryor, Oklahoma and Leigh, Texas. Management intends to utilize the proceeds from these sales to pay down the Company’s indebtedness to CAMOFI.

Our Pryor, Oklahoma property was an ammonia/urea fertilizer manufacturing plant, various large industrial buildings which were used for manufacturing, drying, mixing and bagging of fertilizer, concrete containment structures, other assets comprised mainly of salvageable metal, and rail access.

Our demolition and well closure began during the third quarter of 2006 with the commencement of the demolition of the existing fertilizer manufacturing plant, which was completed during the fourth quarter 2008.

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

Focus on the Development of National Clients and Strategic Relationships

We have developed relationships with several clients with a national or international presence. These clients, despite their size, are considered small-quantity generators. It is this type of client that we are targeting, since most of our smaller competitors do not possess the national infrastructure of transportation logistics and outlets to adequately service these customers and the large competitors who do posses these resources prefer to provide services for larger quantity generators. We intend to continue to focus on becoming specialists in providing services to these types of customers.

Our geographical area of operations extends generally to the southwest of a line extending from Washington State to Florida. In order to properly service national clients a true national presence is necessary. For this reason we have developed strategic relationships with other providers that have a strong presence in areas not covered by our network.

Westward Expansion

In early 2009 we started operations in Sacramento, California and in 2009 plan to open other locations.

Strategic Acquisitions

Our longer range plans involve strategic acquisitions of businesses and assets compatible and complimentary with ours, which allow for the consolidation of facilities and reduction of some material portion of indirect operating costs such as occupancy costs, back office support and insurance.

Marketing Strategy and Sales of our Services

We market our services on an integrated basis and, in many instances, services in one area of our business support or lead to a project undertaken in another area.

We acquire clients and projects (a) through the relationships that our technical personnel and managers have developed during their professional careers, (b) by responding to general solicitations for proposals from public and private agencies and firms, (c) through referrals and recommendations from our existing customers, and (d) through competitive bids with government entities.

Customers

We provide services to approximately 894 customers and typically do not have written contracts with them. In addition to serving commercial and industrial customers such as waste collectors, manufacturers, health care providers, research organizations, and chemical companies, our customers include federal, state and local governmental agencies, and small quantity generators that have recurring needs for multiple services in managing their environmental exposure.

Subcontractors

We have formed a number of strategic partnerships with several environmental subcontractors to assist us in providing services. All of our subcontractors are licensed as hazardous waste handlers in the areas in which they operate. No subcontractor is considered critical in the sense that they possess special skills or licenses that could not be replaced in a reasonable period of time and without materially adverse effects on the economics of the project or the services we provide. Several of our subcontractors have also managed a number of customers requiring waste disposal services and therefore have been a source of new business.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

Amerex Group, Inc. and its subsidiaries are in the business of providing services to customers who wish to efficiently manage their industrial and household hazardous waste. These services consist primarily of collecting, treating, storing and ultimately disposing of their hazardous and industrial waste. Amerex also provides services to municipalities in managing collection days on which residents of the sponsoring municipality may bring their household hazardous waste such as paint, insect control chemicals, batteries, and light bulbs to staging areas which Amerex establishes. Amerex would then collect and sort the collected material and dispose of them properly. Amerex also provides emergency response services to industrial and municipal clients to mitigate or remove hazardous materials following motor vehicle accidents, industrial mishaps, chemical spills and similar emergencies. These services are performed from the Company’s Tulsa, Oklahoma location. Amerex also provides emergency response services, field services and lab packing from the Company’s Portland, Oregon location.  Waste Express, Inc. an operating subsidiary of Amerex Companies, Inc. has been issued a Part B license under the Resource Conservation and Recovery Act and operates a treatment storage and disposal facility for Amerex. The majority of Amerex revenues are currently derived from disposal and treatment of hazardous waste.

We have incurred significant losses since our inception and our stockholders’ deficit and working capital deficit at December 31, 2008 and subsequent to that date are also significant.  The majority of the Company’s debt matures in 2010 and the Company was in default of financial or nonfinancial debt covenants as of December 31, 2008.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract has had a material adverse effect on the Company’s ability to continue as a going concern.

Due to the losses, stockholders’ and working capital deficits, noncompliance with debt covenants and debt maturing, our independent public accounting firm included an explanatory paragraph in their report on our financial statements regarding substantial doubt regarding our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  See “Liquidity and Capital Resources”.

RESULTS OF OPERATIONS

The following is a summary of the consolidated statements of operations at December 31, 2008 and 2007:

	2008	2007
Operating revenue	$5,471,760	$8,305,496
Cost of services provided	(4,425,108)	(5,181,392)
Selling, general and administrative	(2,670,232)	(2,532,992)
Professional fees	(737,941)	(796,376)
Non cash compensation	(852,931)	(1,056,896)
Depreciation and amortization	(353,564)	(395,954)
Operating Loss	(3,568,016)	(1,658,114)
Interest expense	(1,889,050)	(1,556,340)
Amortization of debt discount	(526,299)	(1,604,333)
Amortization of capitalized finance fees	(425,301)	(831,487)
Financing penalty fees	(1,954,231)	(1,220,600)
Impairment of real estate held for sale	(1,024,250)	0
Other income (expense)	381,508	151,684
Loss from continuing operations	(9,005,639)	(6,719,190)
Loss from discontinued operations	0	(394,908)
Net loss	$(9,005,639)	$(7,114,098)

Revenues

For the year ended December 31, 2008, we had total revenues of $5,471,760, as compared to revenue for the year ended December 31, 2007 of $8,305,496.  This decrease was primarily due to the elimination of the services performed for the Drug Enforcement Agency (“DEA”) and Environmental Compliance Consultant (“ECC”).  For the year ended December 31, 2008, revenue from both the DEA and ECC totaled $798,590 as compared with $2,809,499 for the comparable year ended December 31, 2007.  Also contributing to the reduction was a decrease in revenue from the DEA and ECC subcontractors.  Revenues for the top two customers for 2008 amounted to $3,304,060 or 60% of revenue, compared to the top three customers for 2007 amounted to $5,904,495 or 71% of revenue.  The primary revenue accounts that had significant variances were disposal, labor and emergency response.  Revenue for disposal for the year ended December 31, 2008 and 2007 was $2,953,039 and $3,587,889, respectively.  Labor revenue was $995,921 for 2008 and $2,148,888 for 2007.  The variance is a direct result from the DEA and ECC contract elimination, as those contracts were disposal and labor intensive.  Emergency response revenue for the year ended December 31, 2008 and 2007 was $542,688 and $817,940, respectively.  This part of revenue varies significantly from period to period as it is highly influenced by accidents and weather.

Cost of Services Provided

During the year ended December 31, 2008, our total cost of services provided was $4,425,108 or 81% of total revenues for a gross profit of $1,046,652 or 19% as compared to the year ended December 31, 2007, where our total cost of services provided was $5,181,392 or 62% of total revenues for a gross profit of $3,124,104 or 38%. The primary reason for the decrease in cost of services provided was cost of services for DEA subcontract costs decreased from the year ended December 31, 2007 to the year ended December 31, 2008 by $936,426.  The gross profit margin decreased from 38% in 2007 to 19% in 2008, primarily to the loss of the DEA and ECC revenue, which were higher gross margin customers.

SG&A and Other Operating Expenses

During the year ended December 31, 2008 our other operating expenses (which includes selling, general and administrative, professional fees, non cash compensation, amortization and depreciation expenses) were $4,614,668 resulting in an operating loss of $3,568,016, compared to the year ended December 31, 2007 in which our total operating expenses were $4,782,218 resulting in an operating loss of $1,658,114. SG&A expenses for the year ended December 31, 2008 represented 84% of revenue as compared to 58% of revenue for the year ended December 31, 2007. The decrease in our other operating expenses for 2008 was primarily caused by a decrease in professional fees of $58,435 and a decrease in non cash compensation of $203,965.  Non cash compensation expense is dependent on the amount and timing of stock and option awards.  The primary cause of increase in SG&A expenses was the increase from 2007 to 2008 in insurance expense of $92,188.

Non-Operating Income and Expenses

During the year ended December 31, 2008, our net non-operating expenses were $5,437,623 resulting in a loss from continuing operations of $9,005,639 as compared to the year ended December 31, 2007, in which our net non-operating expenses were $5,061,076 which resulted in a loss from continuing operations of $6,719,190. Amortization of debt discount expense decreased $1,078,034, due to the debt discount for the CAMOFI warrants and beneficial conversion feature set up in 2006, being fully amortized in 2007.  Our interest expense increased $332,710 from 2007 to 2008 due to an increase in average debt from $9,416,144 in 2007 to $13,108,238 in 2008.  Amortization of capitalized financing fee expense decreased by $406,186 due to full amortization of the capitalized balance in early 2008.  Financing penalty fee expense increased by $733,631 from 2007 to 2008.  This expense is dependent on the timing and frequency of the refinancing of the CAMOFI debt.  The Company recognized an impairment of real estate held for sale of $1,024,250 in 2008, associated with the write down to fair value of the property in Pryor, Oklahoma and Leigh, Texas.  Discontinued operations related to the sale of certain assets held for sale at the Pryor facility was $0 for the year ended December 31, 2008 as compared to $394,908 for the year ended December 31, 2007.  Net loss for the year ended December 31, 2008 was $9,005,639 compared to the net loss for the year ended December 31, 2007 which was $7,114,098.

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

Liquidity and Capital Resources

At December 31, 2008 our cash and cash equivalents amounted to $53,299 as compared to December 31, 2007 at which time our cash and cash equivalents amounted to $19,588. Our accounts receivable (net of allowance for doubtful accounts) at December 31, 2008 were $1,356,292 as compared to $2,262,396 on December 31, 2007. Our accounts receivable declined by $906,104 to $1,356,292 as of December 31, 2008, which included unbilled receivables of $202,622, as compared to accounts receivable of $2,262,396, which included unbilled receivables of $561,926 as of December 31, 2007. Our total current assets as of December 31, 2008 were $1,995,319 as compared to $2,788,181 on December 31, 2007. The decrease in the total current assets was due to the decrease in accounts receivable, which decreased due to the loss of DEA and ECC revenue discussed above.

At December 31, 2008 the Company had current liabilities of $19,403,612 compared to current liabilities of $6,326,095 at December 31, 2007, comprised principally of the current portion of long term debt, accounts and notes payable, accrued expenses and accrued share-based liabilities. Current liabilities increased $13,077,517 during the period due primarily to the increase in CAMOFI notes payable and the classification of debt as short term at December 31, 2008 due to the violation of certain loan covenants with CAMOFI. As such, the Company has negative working capital of $17,408,293 as of December 31, 2008 and negative working capital of $3,537,914 as of December 31, 2007.

For the years ended December 31, 2008, and 2007, the Company used cash in operations of $2,663,310 and $1,343,640, respectively. For the year ended December 31, 2007, the Company realized an overall decrease in cash and cash equivalents of $40,679 due to cash provided by financing activities of $543,089, net cash provided by investing activities of $759,872, and the use of cash by operating activities of $1,343,640. For the year ended December 31, 2008 the Company realized an increase in cash and cash equivalents of $33,711, primarily due to cash provided by investing activities of $18,330, use of cash by operating activities of $2,663,310, partially offset by cash provided by financing activities of $2,678,691.

We have incurred significant losses since our inception and our stockholders’ deficit and working capital deficit at December 31, 2008 and subsequent to that date are also significant.  The majority of the Company’s debt matures in 2010 and the Company was in default of financial or nonfinancial debt covenants as of December 31, 2008.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract has had a material adverse effect on the Company’s ability to continue as a going concern.

The Internal Revenue Service and various state taxing agencies have placed a lien on the Company’s assets for the Company’s failure to pay payroll taxes for the third and fourth quarters of 2007 and first and second quarters of 2008.  The Company has received notices of intent to levy bank accounts for the non-payment of payroll taxes, penalties and interest for certain quarters in 2007 and 2008.  The imposition of a lien against the Company’s assets and a levy on its bank accounts may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the Internal Revenue Service and various state taxing agencies enforce the liens, they may acquire ownership of the assets.  In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.

The Company's management has previously attracted additional funding in the form of subordinated debt and a line of credit. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of December 31, 2008 by the following actions:

▪	The Company continues to implement plans to increase revenues.

▪	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

▪	The Company is seeking alternatives measures of financing which may include equity financing or additional subordinated debt.

▪
The Company has been actively marketing the sale of our property in Pryor, Oklahoma and Leigh, Texas. We anticipate that the proceeds from this transaction will be utilized to reduce our obligations under the CAMOFI 12% Senior Convertible Notes.

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future which could have a material adverse effect on our business, results of operations and financial condition.

CAMOFI has provided funding to the Company from June 2008 through December 2008 totaling approximately $1,739,000.  This additional funding has been in the form of additional notes payable to CAMOFI.  CAMOFI is not required to provide the Company with additional funding in the future.  Due to the financial condition of the Company, it is unlikely that any other funding will be available.

Going Concern

Due to the losses, stockholders’ and working capital deficits, noncompliance with debt covenants and debt maturing, our independent public accounting firm included an explanatory paragraph in their report on our financial statements regarding substantial doubt regarding our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEBT AND CREDIT FACILITIES

On November 21, 2005, we executed an agreement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC, for a 10% Senior Convertible Note due on November 21, 2007. Under the terms of this agreement (the “Senior Convertible Notes Agreement”) the Company agreed to pay interest only for the first 9 months of the agreement and then will pay interest and principal through the remaining term of the loan. The loan is collateralized by a first lien on all current and future assets of the Company and its subsidiaries.  We drew down the total amount of the note in three tranches (intervals). The first tranche of $2,500,000 was drawn down at the closing of the transaction and the proceeds were used to pay off then existing indebtedness of the Company and for working capital. On February 23, 2006, this agreement was modified to increase the principal balance from $6,000,000 to $6,800,000, to cover additional costs associated with the purchase of the Pryor Facility. On March 5, 2006 we drew down $2,600,000 which was used to purchase the Pryor, Oklahoma Facility and for working capital. One April 28, 2006 we drew down the remaining $1,650,000 to fund the purchase of the ERS assets and for working capital.

On December 31, 2007 the Company executed an agreement with CAMOFI Master LDC. Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010 (b) the interest payments was deferred until April 1, 2008, (c) the Interest Rate was increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and; (d) we agreed to issue a new note in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount was changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, Oklahoma, and Leigh, Texas properties, and; (f) the monthly redemption amount was to begin on August 1, 2008; (g) Amerex agreed to use the proceeds from the sale of the Pryor and Leigh properties, as well as the proceeds from the release of the escrowed funds of $400,000 securing the closure of the injection wells in Pryor, Oklahoma to pay down the indebtedness; (h) we agreed to affirmative covenants to secure at least $2,500,000 in additional equity financing before March 31, 2008; (i) we agreed to file a registration statement prior to June 30, 2008; (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock; (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock; (l) Amerex will extend the term of CAMOFI’s warrants to December 31, 2012; and (m) we will make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  On June 9, 2008, the Company entered into an agreement with CAMOFI to defer principal and interest payments on the CAMOFI notes to September 1, 2008 and increase the $2,027,123 note discussed above to $5,141,648.  The increase in the note payable included $541,294 of accrued interest and $1,954,231 of financing penalty fees.  The Company agreed to pay CAMOFI all of the proceeds from the sale of the Kaiser facility in Pryor, Oklahoma, proceeds from the Leigh, Texas real estate and monies held in escrow for well closures at the Kaiser facility.  Agents for the sale of the properties were agreed to be obtained by July 31, 2008 and contracts for sale were agreed to be obtained by September 1, 2008.  The Company also agreed to raise $2,500,000 in additional equity by September 1, 2008.  In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extended the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA of at least $400,000 and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  Since CAMOFI has not issued a waiver for the violation of loan covenants, CAMOFI could declare their indebtedness to be in default.  The line of credit matured January 1, 2009, and is currently in default.

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

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit closed on September 21, 2006 and is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1,500,000 or 80% of accounts receivable aged less than 90 days. We are also required to register shares in the amount of 125% of the number of shares underlying the warrant.  The revolving notes provided the Company with the right to prepay in cash all or a portion of the revolving notes at 115% of the principal amount plus accrued interest. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement. The Company was in default on the line of credit agreement and noncompliance with certain covenants of the loan agreements as of December 31, 2008.  CAMOFI could accelerate the amounts due under the note agreements..

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd (“POOF”), for $750,000.  The financing was used to fulfill vendor and other obligations.  As disclosed in the Company’s Current Report on Form 8-K filed on August 16, 2007, the financing is in the form of a Secured Promissory Note payable in monthly installments commencing on September 14, 2007, and on the 10th day of each month thereafter through February 10, 2008.  The loan bore interest at five percent per annum and is payable in cash or with shares or the Company’s common stock discounted at 30 percent from the average bid price for the five trading days preceding the installment.  The Company also is obligated to pay a monthly utilization fee of 10% of the monthly installment.

The Company also issued 500,000 shares of its common stock to POOF under a letter agreement entered into in connection with the financing.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares are not registered by the maturity date of the loan or the date it is prepaid, the shares were to be repurchased at $200,000 if the note is repaid on or before September 14, 2007, and for an additional $100,000 on the fifteenth of each month thereafter through January 15, 2008. The maximum repurchase price was $700,000 for a repurchase on or after January 15, 2008.  In the event the Company did not pay the amounts due, the Company’s obligation under the letter agreement bore interest at the rate of two percent per annum. The $750,000 proceeds has been allocated between the loan and related common stock issued, based on final determinations of the fair values of the loan and common stock.

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

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment at the rate of 20% per annum.

We will continue to evaluate additional funding options including equipment financing, banking facilities, loans, government-funded grants and private and public equity offerings. We may also require funds for future acquisitions that would complement our existing business. Some of these financings may result in substantial dilution to current equity holders.

CONTRACTUAL OBLIGATIONS

We have a Irrevocable Letter of Credit which is collateralized by a Certificate of Deposit with UMB Bank in Kansas City Missouri in the amount of $251,116. The Letter of Credit is required by the State of Missouri to fund the closure of the Waste Express facility.

The following table sets forth our contractual obligations as of December 31, 2007:

	Long Term Debt	Interest Obligations	Operating Lease Obligations

2008	$2,230,000	$1,089,745	$81,000
2009	3,025,000	776,259	81,000
2010	4,842,324	387,303	81,000
Total	$10,097,324	$2,253,307	$243,000

The following table sets forth our contractual obligations as of December 31, 2008:

	Long Term Debt	Interest Obligations	Operating Lease Obligations

2009	$5,698,661	$1,250,459	$81,000
2010	11,454,283	930,951	81,000
2011	0	0	33,750
Total	$17,152,944	$2,181,410	$195,750

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted, to the extent applicable.

In April 2008, FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company has not determined the impact on its financial statements of this accounting standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009.  The adoption of this statement will only impact our consolidated financial statements to the extent we enter into business acquisitions in the future.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have an effect on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-5 on our consolidated financial statements.

In December 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” were issued.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP and FIN are effective for annual and interim reporting periods ending after December 15, 2008.  The Company does not expect that this pronouncement will have a material effect on its consolidated financial statements when adopted.

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

The Company engaged a third-party valuation expert to provide an opinion as to the fair value, as of August 14, 2007, of 500,000 unregistered shares (the “Shares”) of Amerex Group, Inc. (the “Company”) issued to a single investor in connection with a $750,000 loan to the Company by the investor (the “POOF Loan”).  The purpose of this opinion is to determine the appropriate amount of debt discount to apply to the Note evidencing such loan. The third party expert utilized the valuation guidelines provided by FASB 157. In accordance with FASB Statement No. 157, “fair value is the price that would be received to sell an asset…in an orderly transaction between market participants at the measurement date.”  The opinion of the third-party expert was thus applied to property value this instrument. However, as with many financial analyses, it is not unlikely that experts may differ on the specific methodologies applied and that these various methodologies may be populated with different assumptions by different experts thereby making it likely that values reported by different evaluators utilizing different methodologies and different assumptions may yield different results.

4. Equity obligations

The Company has certain equity instruments and obligations to issue equity instruments which do not meet the accounting criteria to be recorded as equity, and therefore are recorded as liabilities and re-measured to their estimated fair values until such time that the obligation is settled or the accounting criteria for equity classification is met.  Such obligations are valued largely using the methods and assumptions described in the preceding paragraphs as applicable.

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

6. Valuation of assets held for sale and impairment of long-lived assets

The Company owns property in Leigh, Texas (approximately 25 acres) and Pryor, Oklahoma (approximately 155 acres).  At December 31, 2008, the Company was holding this property for sale.  The estimated fair value of the Leigh, Texas property was $75,000 and the Pryor, Oklahoma property was $400,000 at December 31, 2008.  The Company used estimates of fair value of property of similar size and close proximity.  The Company recognized an impairment of real estate held for sale at December 31, 2008 of $1,024,250, in the accompanying consolidated statement of operations.

ITEM 8.	FINANCIAL STATEMENTS

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firm, begin on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company officers and directors. Based upon that evaluation, disclosure controls and procedures are deemed adequate as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Interim Chief Executive Officer and Principal Financial and Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria.  Management is currently addressing several issues which may be material weaknesses in its internal control over financial reporting – a.) The Company is currently without a CFO or senior financial expert, b.) Management believes that the Company is in need of another bookkeeper with experience in Quickbooks, c.) Invoicing is often slow and receivables can be collected sooner with adequate staffing, d) The Company needs to improve its assessment of the proper application of generally accepted accounting principles including the timing and recognition of the impairment of assets held for sale, and e) Due to the small number of accounting personnel, the Company has a lack of segregation of duties.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Our directors and executive officers are:

Name	Age	Year Became An Executive Officer or Director*	Positions

Stephen K. Onody	56	2007	Director, Interim Chief Operating Officer and Principal Financial and Accounting Officer

Craig McMahon	49	2006	Vice President of Operations

Robert Roever	50	2006	Director

John J. Smith	58	2007	Director

Nicholas Malino	58	2007	Director until July 10, 2008

Philip Getter	71	2007	Director until June 20, 2008

Alexander Ruckdaeschel	36	2007	Director until June 22, 2008

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Stephen K. Onody – Director and Interim Chief Executive Officer.   Mr. Onody, through Onody Associates, became the Chief Operating Officer and a Director of the Company in 2007.  In July of 2008, Mr. Onody accepted the position of Interim Chief Executive Officer, through Onody Associates.  Mr. Onody is a Chairman of the Board, Chief Executive and life science entrepreneur in both publicly traded NASDAQ and privately held companies. He has over 30 years of corporate and entrepreneurial leadership in creating, commercializing and building value of medical technology companies in multiple medical disciplines as well as extensive experience in turn-around situations. Mr. Onody has a proven ability to increase financial performance and shareholder wealth. Mr. Onody is founder, Chief Executive Officer of MEDdevice Acquisition Corporation, a company formed to acquire medical device companies and technologies, and Onody Associates LLC, a venture backed strategic partner life science company providing guidance and leadership from development through commercialization. Onody Associates also specializes in developing and implementing strategies for accelerating corporate growth and valuation through networks, distribution, partnerships, mergers and acquisitions and financing strategies.  In addition, Mr. Onody is a CEO Operating Healthcare Executive for various investment funds and private merchant banks. Mr. Onody has been a founding partner in orthopedic, biologics, biotech and cardiovascular company’s (Microphage, Scandius Medical, iBalance, Inc., Cascade Medical). Mr. Onody was formerly Chairman of the Board, President and Chief Executive Officer of Colorado MEDtech, Inc., an end-user medical imaging and minimally invasive products company and a provider of advanced medical and biotechnology design, software, product development and manufacturing services.

Craig McMahon – Vice President. Mr. McMahon is our Vice President of Operations and is responsible for the day to day technical operations of the Company. He was a key leader at two major competitors over 20 yrs of Environmental Services and Water Plant Experience. He also managed the largest waste fuel terminal and a key manger for the largest hazardous waste processing facility in the country. Mr. McMahon has a track record of providing exceptional customer service through coordinated management of his operations team and has made key improvements in engineering, maintenance, transportation as well as all other areas of operations. Mr. McMahon held management positions previously with Safety-Kleen, Rineco Chemical and Pollution Control Industries and has a Bachelor’s Degree in Mechanical Engineering and is well versed in all aspects of environmental regulations and operations.

Robert Roever – Director.  Robert Roever was made a member of the board of directors of the Company in July 2006. Mr. Roever has spent the last ten years in investment banking and finance in New York City.  Currently as President of Capitoline Advisors, Inc. (2003-Present), and investment banking firm headquartered in New York City that specializes in consulting small to mid cap public companies in all facets of business development including strategic financing alternatives, mergers and acquisitions , developing business plans , consulting on corporate finance and investment banking. Additionally, Mr. Roever has served as an independent contractor for Dodge Clark since June, 2006 to present. Prior to Capitoline Advisors, (June 2002 to present) he operated Madison Equity, Inc., a  entity which he wholly-owned and which operating in the investment banking business and was headquartered in New York City, and was an independent contractor to Gunn Allen financial services in 2004 and 2005 and for Spencer Clark during 2003. He served as a Senior Vice President and Managing Director at multiple Broker Dealers with highlights at Invest Private (2001-2002), running the Private Equity Group and a Senior Vice President at Prime Charter (1999-2001), a boutique New York brokerage company. Mr. Roever has provided strategic advisory and financial service for companies in the apparel, energy, specialty construction, real estate and technology industries. Mr. Roever brings an expertise in strategic planning, product design and development, management with an emphasis on business development.

John J. Smith – Director.  Mr. Smith has an extensive background in both law and management. Prior to joining the company, John served as General Counsel of the South Dakota Public Utilities Commission. Before that he served as General Counsel for Streamedia Communications a publicly-traded NASDAQ company which provided B2B Internet-based content delivery and management systems. Prior to that, he was General Counsel and head of the M&A due diligence team for ATC Group Services, a $160 million publicly-traded (NASDAQ:NMS) environmental engineering and consulting firms based in New York City. ATC had 73 offices and 2,000 employees. He has represented these public corporations in numerous successful acquisition transactions. John also had a successful tenure as an operations manager, having maintained consistent profitability in the operations under his control. In addition to his business experience, John served as Secretary of the South Dakota Department of Environment and Natural Resources and his legal experience includes environmental, utility, natural resources, business, transaction, employment and contract law.

Nicholas Malino – Former Director and Chief Executive Officer.  Nick Malino became a member of our board of directors and our Chief Executive Officer on July 5, 2006 in connection with our acquisition of Amerex.  He has been a member of the board of directors of Amerex and its Chief Executive Officer since September 2005.  Since July 2001 he has been the Managing Director of Tango Equity, Inc., a New York City based financial advisory firm.  From November 1998 until November 2000, he was COO and CFO of Streamedia Communications, Inc., a New York City based Internet based media and media services firm .     From October 1992 to November 1998 he held the positions of president and CEO of ATC Group Services, Inc., a $160 million environmental engineering services company based in New York City. During Mr. Malino’s tenure at ATC, the company grew from $9 million in revenues and eight offices to $160 million in revenues and 73 offices, and led the environmental engineering and consulting sector in operating income for 12 consecutive quarters, with stockholder return exceeding 150% CAGR. Mr. Malino received a Master’s Degree in Biology in 1976 and an MBA in Finance in1981, both from the University of Bridgeport.  He resigned his positions as an officer and director of the Company effective July 10, 2008.

Philip M. Getter – Former Director.  Mr. Getter is the Managing Member of GEMPH Development LLC, an advisory firm. Recently he was head of Investment Banking and a member of the Board of directors of Prime Charter, Ltd. He was Administrative Assistant to the Director of U.S. Atomic Energy Commission (1958-1959), and began his Wall Street career as an analyst at Bache & Co. He was a partner with Shearson, Hammill & Company (1961-1969) and a Senior Partner of Devon Securities, an international investment banking and research boutique (1969-1975). Getter was President and CEO of Generics Corporation of America, one of the largest generic drug manufacturers in the U.S (1975- 1983). As Chairman and CEO of Wolins Pharmacal (1977-1983), he led the reorganization and restructuring of one of the largest direct to the profession distributors of pharmaceuticals. He has produced for Broadway, television and film, has been a member of The League of American Theatres and Producers, the Tony Administration Committee and Trustee of The Kurt Weill Foundation for Music. Mr. Getter received his B.S. in Industrial Relations from Cornell University. He serves on various boards of both public and private organizations and is Chairman of the Audit Committees of EVCI Career Colleges, International Consultants on Targeted Security, and Inksure Technologies, Inc.  Mr. Getter resigned his position as a director of the Company effective June 20, 2008.

Alexander Ruckdaeschel – Former Director.  Mr. Ruckdaeschel had been a member of the board of directors since 2007.  Mr. Ruckdaeschel is co-founder and principal of Blue Rock-AG, an investment management company based in Switzerland. He is also a partner at Alpha Plus Advisors, a US and Swiss-based hedge fund.  Mr. Ruckdaeschel has served on the Boards of Directors of several public and private companies in such sectors as new technology and electronics recycling companies and other Green technology companies. From 1992 to 2000, he served in the German Military where he participated in NATO and UN missions, and won various honors for service.  Mr. Ruckdaeschel resigned his position as a director of the Company effective June 22, 2008.

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

Our Board has determined that each of Messrs. Roever and Smith is an “independent director.”

Board Composition and Compensation

Our board of directors presently consists of three members: Our Interim Chief Executive Officer, Stephen Onody, through Onody Associates, has no shares, but holds options to purchase up to 872,500 shares of common stock.  Robert Roever, owns approximately 8.3% of the current outstanding shares. John Smith owns no shares of stock but has options to purchase 295,000 shares.  No cash compensation is provided for board members.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

The Board of Directors has standing Audit and Compensation Committees.

The Audit Committee reviews with our independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee reviews the independence of the independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee consists of one independent director. The committee consists of Mr. Smith.

The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of our employees and will review and make recommendations with regard to any employee stock option plans that may be considered.  The Committee adopted an employee stock option plan in the fourth quarter of 2007. The Committee consists of Mr. Smith.

The Board of Directors appoints other committees as needed.

Code of Ethics

We are in the process of adopting a formal Code of Ethics at this time.

Section 16(a)   Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended Decemeber 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on an untimely bases.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us through and including the date of this report.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Options	Non-Equity Incentive Compensation	All Other Compensation (a)	Total

Stephen K. Onody,	2008	$180,000	$0	$0	$92,500	$0	$0	272,500
Interim Chief Executive	2007	94,108	0	0	323,663			417,771
Officer (1)

Craig McMahon,	2008	132,000	0	0	50,618	0	0	182,618
V.P. of Operations (2)	2007	132,000	0	82,800	0	0	0	214,800

Nicholas J. Malino,	2008	48,462	0	0	27,750	0	0	76,212
Former Chief Executive	2007	180,000	0	0	198,663	0	0	378,663
Officer (3)

(a) There were no prequisites or other personal benefits provided to these employees that exceeded $10,000 in the aggregate, and there were no company contributions to any defined contribution plans, life insurance premiums paid by the company for the benefit of the employee or other compensation.

(1)  Mr.Onody through Onody Associates assumed the position of Chief Operating Officer in June 2007 as part of his initial four-month consulting agreement he was provided with option to purchase up to 100,000 shares. Subsequently on September 7, 2007 Mr. Onody was issued another option to purchase up to 250,000 shares.  In November 2007, Mr. Onody was granted options to purchase 22,500 shares.  In January 2008, Mr. Onody was granted options to purchase 500,000 shares.  In July 2008, Mr. Onody through Onody Associates was requested to take the position of Interim Chief Executive Officer, which is a position he still holds.  See discussion of assumptions made in valuing stock options in Note 6 to the consolidated financial statements.

(2)  Mr. McMahon receives an annual salary of $132,000. See “Employment Agreements.”  In January 2006, Mr. McMahon received a stock award whereby he would receive 160,000 shares of common stock of Amerex, which were subsequently issued in 2007.  In February 2008, Mr. McMahon was granted options to purchase 193,200 shares.  See discussion of assumptions made in valuing stock options and stock awards in Note 6 to the consolidated financial statements.

(3) Mr. Malino resigned his position as an officer of the Company effective July 10, 2008.

Outstanding Equity Awards at Fiscal Year-End Table-Executive Officers

The following table shows the outstanding option awards outstanding held by named executive officers at December 31, 2008 (which were fully vested):

Name	Number of Shares	Exercise Price	Expiration Date
Stephen K. Onody	22,500	$0.76	11/13/13
	500,000	$0.50	02/28/13
	100,000	$0.50	06/15/17
	250,000	$1.50	09/07/17

Craig McMahon	193,200	$0.50	06/09/18

Nicholas J. Malino	11,250	$0.76	11/13/13
	250,000	$0.75	11/26/13
	150,000	$0.50	02/28/13

The following table summarizes all of the options outstanding (employees, officers and directors) at December 31, 2008:

Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

Vested options:
$.50 - $1.50	3,421,275	5.7	$0.68

Director Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our non-executive directors.

Name	Year	Salary	Bonus	Stock Awards	Stock Options	All Other Compensation	Total
Robert Roever	2008	$0	$0	$0	$27,750	$0	$27,750

John J. Smith	2008	$0	$0	$0	$18,500	$0	$18,500

Outstanding Equity Awards at Fiscal Year-End Table-Directors

The following table shows the outstanding option awards outstanding held by named directors (other than executive officers) at December 31, 2008 (which were fully vested):

Name	Number of Shares	Exercise Price	Expiration Date
Robert Roever	45,000	$0.76	11/13/13
	400,000	$0.75	11/26/13
	150,000	$0.50	02/28/13

John J. Smith	45,000	$0.76	11/13/13
	150,000	$0.75	11/26/13
	100,000	$0.50	02/28/13

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of December 31, 2008, based on 16,577,189 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and executive officers, and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)(3)	Amount of Common Stock Beneficially Owned(1)		Percentage of Common Stock Beneficially Owned(1)

CAMOFI Master LDC 350 Madison Avenue New York, NY 10017	32,352,735	(4)	61.1%
Nicholas J. Malino(5)	3,876,413	(6)	7.3%
Robert Roever(7)	4,421,213	(8)	8.3%
John Smith(9)	0		0%
Stephen Onody	0		0%
Craig McMahon	91,000		0.2%
All officers and directors as a group (4) persons)	4,662,213		8.8%

(1)	Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403(b) of Regulation S-B of the Securities Exchange Act of 1934.

(2)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him.

(3)	All addresses are c/o AMEREX Companies, Inc., 1105 N. Peoria, Tulsa, Oklahoma, 74106, unless otherwise indicated.

(4)
Represents 26,840,981 shares of common stock issuable upon conversion of a 12% senior convertible notes, 4,000,667 shares of common stock issuable upon the exercise of warrants at an exercise price of $0.01 per share, 200,000 shares issued upon the conversion of the 10% senior convertible note due November 21, 2007 (as amended) and 561,087 shares issued in association with the extension of this same Note, and 750,000 warrants issued in association with the Accounts Receivable Line of Credit.

(5)	Nicholas J. Malino is a former Chief Executive Officer and a former member of our board of directors.

(6)
Includes 2,281,213 shares issuable upon exercise of a warrant issued to Mr. Malino.  All of our securities owned by Mr. Malino are subject to a lock-up as required by the provisions of the December 19, 2007 extension of the 12% senior convertible note (as amended).

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

(9)	A member of our Board of Directors.

(10)	Stephen Onody, through Onody Associates, is Interim Chief Executive Officer and a member of our Board of Directors.

(11)	Craig McMahon is Vice President of Operations.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No transactions have occurred since the beginning of our last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of our securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEESAND SERVICES

The following is a summary of the fees billed to the Company by Sartain Fischbein + Co. for professional services rendered for the fiscal years ended December 31, 2008 and 2007.

Fee Category	2008	2007
Audit Fees (1)	$110,546	$158,809
Audit-Related Fees	0	0
Tax Fees (2)	21,650	6,050
All Other Fees	0	0
Total Fees	$132,196	$164,859

(1) Audit fees consist of  fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and fees billed for review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Sartain Fischbein + Co. in connection with statutory and regulatory filings or engagements.

(2) Tax fees for 2007 relate to work performed in 2007 for preparation of the Company’s 2005 income tax returns.  Tax fees for 2008 relate to the preparation of the Company’s 2006 and 2007 federal and state income tax returns.

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

ITEM 15.	EXHIBITS

(a) Financial Statements: included in Item 7 above.

(b) Exhibits

Exhibit No.	Document
2.1
Share Exchange Agreement dated as of July 5, 2006 among Amerex Group, Inc., James P. Frack, AMEREX Companies, Inc., and the Stockholders of AMEREX Companies, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed July 11, 2006)

2.2	Agreement of Merger between CDX.com Colorado and CDX.com Merger Co (Oklahoma) dated July 28, 2005 (incorporated by reference to Exhibit 2.1 of Form 10-QSB for the quarter ended September 30, 2004).

2.3	Stock Purchase Agreement between United Assurance and Amerex Group, Inc. dated August 1, 2005 (incorporated by reference to Exhibit 2.2 of Form 10-QSB for the quarter ended September 30, 2004)

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

4.5	Warrant issued to CAMOFI Master LCD in connection with a line of credit on November 10, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007).

4.6	Non-Qualified Stock Option Award Agreement for the benefit of Stephen K. Onody, dated January 28, 2008, to be filed by the Company as an exhibit to an amended report on Form 10-K/A

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 of Amendment to Form 10-SB filed on January 17, 2007).

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

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

10.32	Letter Agreement, dated May 7, 2008, between the Company and Glenwood Capital LLC, to be filed by the Company as an exhibit to an amended report on Form 10-K/A

10.33	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated June 9, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 13, 2008)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEREX GROUP, INC.
Registrant

Date: April 6, 2009	By:	/s/ Stephen K. Onody
Stephen K. Onody
President, Interim Chief Executive Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Roever	Director	April 6, 2009
Robert Roever

/s/ John J. Smith	Director	April 6, 2009
John J. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amerex Group, Inc.

We have audited the accompanying consolidated balance sheets of Amerex Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerex Group, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $9,005,639 during the year ended December 31, 2008, and, as of that date, had a working capital deficiency of $17,408,293 and stockholders’ deficit of $15,815,342.  As discussed in Note 1 to the financial statements, the Company has experienced significant cash flow difficulties and, at December 31, 2008, was in default on its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternative sources of capital sufficient to meet such demands, if made. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SARTAIN FISCHBEIN & CO.
Tulsa, Oklahoma
April 3, 2009

Amerex Group, Inc. and Subsidiaries

Consolidated Balance Sheets
	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$53,299	$19,588
Accounts receivable, trade, net of allowance for doubtful accounts of $70,000 at December 31, 2008 and $15,000 at December 31, 2007	1,356,292	2,262,396
Other current assets	585,728	506,197
Total current assets	1,995,319	2,788,181

Property and Equipment, at cost	2,274,781	3,898,005

Less accumulated depreciation	(841,260)	(563,543)
Net property, plant, and equipment	1,433,521	3,334,462
Assets held for sale	475,000	-
Other assets	545,430	686,595

Total Assets	$4,449,270	$6,809,238

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$1,272,036	$2,476,282
Accrued expenses	1,600,514	1,089,133
Current portion of long term debt	16,249,719	2,230,000
Obligations to issue equity instruments	443	265,680
Accrued acquisition liability	280,900	265,000
Total current liabilities	19,403,612	6,326,095

Long term debt	0	7,471,592
Total liabilities	19,403,612	13,797,687

Redeemable common stock, 500,000 shares	861,000	700,000

Stockholders’ Equity (Deficit):
Common stock - $0.001 par value, 100,000,000 shares authorized, 16,577,189 and 15,709,683 shares issued and outstanding in 2008 and 2007, respectively, including redeemable common stock	16,077	15,210
Additional paid in capital	6,410,706	5,532,827
Accumulated deficit	(22,242,125)	(13,236,486)

Total Stockholders’ Equity (Deficit)	(15,815,342)	(7,688,449)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,449,270	$6,809,238

The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31,

	2008	2007
Operating Revenue	$5,471,760	$8,305,496

Operating Expenses:
Cost of services provided	4,425,108	5,181,392
Selling, general and administrative	2,670,232	2,532,992
Professional fees	737,941	796,376
Non cash compensation	852,931	1,056,896
Depreciation	317,399	359,789
Amortization	36,165	36,165
Operating Loss	(3,568,016)	(1,658,114)

Other Income (Expense):
Interest expense	(1,889,050)	(1,556,340)

Amortization of debt discount	(526,299)	(1,604,333)
Amortization of capitalized finance fees	(425,301)	(831,487)
Remeasurement of obligations to issue equity instruments	265,237	227,307
Financing penalty fees	(1,954,231)	(1,220,600)
Impairment of assets held for sale	(1,024,250)	-
Other income (expense)	116,271	(75,623)

Loss from continuing operations	(9,005,639)	(6,719,190)

Loss from discontinued operations	0	(394,908)

Net loss	$(9,005,639)	$(7,114,098)

Loss per share:
Loss from continuing operations	$(0.60)	$(0.44)
Net loss	$(0.60)	$(0.46)

Average weighted shares outstanding	14,930,706	16,734,251

The accompanying notes are an integral part of the financial statements.

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Totals

Balance at January 1, 2007	18,773,594	$18,774	$2,740,281	$(6,122,388)	$(3,363,333)

Reclassification of warrants from liabilities to equity due to accounting change	0	0	1,479,000	0	1,479,000

Return and cancellation of common stock previously issued	(4,805,000)	(4,805)	4,805	0	0
Issuance of common stock to lenders	561,087	561	155,982	0	156,543
Increase in beneficial conversion feature of debt	0	0	156,543	0	156,543
Conversion of debt to common stock	380,000	380	189,620	0	190,000
Stock options issued to employees	0	0	708,709	0	708,709
Fixed obligation to issue shares to consultants	0	0	192,937	0	192,937
Stock issued to employees	300,002	300	154,950	0	155,250

Increase in value of redeemable common stock	0	0	(250,000)	0	(250,000)
Net loss	0	0	0	(7,114,098)	(7,114,098)
Balance at December 31, 2007	15,209,683	$15,210	$5,532,827	$(13,236,486)	$(7,688,449)

Issuance of stock previously awarded	245,000	245	(245)	0	0

Return and cancellation of common stock previously issued	(3,000,000)	(3,000)	3,000	0	0

Non cash compensation	3,556,006	3,556	322,808	0	326,364

Stock options issued	0	0	551,754	0	551,754

Stock issued to employees	66,500	66	562	0	628

Net loss	0	0	0	(9,005,639)	(9,005,639)

Balance at December 31, 2008	16,077,189	$16,077	$6,410,706	$(22,242,125)	$(15,815,342)

The accompanying notes are an integral part of the financial statements.

Amerex Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31,

	2008	2007

Cash Flows from Operating Activities:

Net loss	$(9,005,639)	$(7,114,098)

Adjustments required to reconcile net loss to cash flows used by operating activities:
Loss from discontinued operations	0	394,908

Share based compensation and remeasurement of equity obligations	852,931	1,056,896

Depreciation and amortization	353,564	1,231,189

Amortization of debt discount and capitalized finance fees	951,600	1,604,333

Gain on sale of assets	(7,689)	97,776

Financing penalty fee	1,954,231	0
Accrued interest added to notes payable	963,605	0
Impairment of real estate held for sale	1,024,250	0
Changes in Operating Assets and Liabilities
Accounts receivable	906,104	376,501

Other current assets	(53,716)	187,711

Other assets	105,000	(2,500)

Accounts payable	(1,204,246)	609,195

Other current liabilities	496,695	214,449

Net cash used by operating activities	(2,663,310)	(1,343,640)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(13,159)	(69,099)

Proceeds from disposal of property, plant and equipment	31,489	47,265

Restricted cash	0	812,666

Net cash provided by investing activities – continuing operations	18,330	790,832

Net cash used by investing activities – discontinued operations	0	(30,960)

Net cash provided by investing activities	18,330	759,872

Cash Flows from Financing Activities:
Capitalized finance fees	0	(94,901)

Proceeds from issuances of long term debt and related equity	2,678,691	865,000

Net repayments on line of credit	0	(91,410)

Repayments of debt	0	(135,600)

Net cash provided by financing activities	2,678,691	543,089

Net Increase (Decrease) in Cash and Cash Equivalents	33,711	(40,679)

Cash and Cash Equivalents, Beginning of Year	19,588	60,267

Cash and Cash Equivalents, End of Year	$53,299	$19,588

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION:

Interest Paid	$845,104	$1,028,371

NONCASH TRANSACTIONS

Note payable issued as payment for accrued liabilities	$-	$2,027,123

Conversion of debt to common stock	$-	$190,000

Reduction of land for adjustment of asset retirement obligation liability	$73,651	$-

Capitalized finance fees added to long-term debt	$425,301	$-

The accompanying notes are an integral part of the financial statements.

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Amerex Group, Inc. and Subsidiaries (the “Company”) is involved principally in providing waste management services to private companies, government agencies and municipalities located primarily in south central United States.

Going Concern:  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $9,005,639 for the year ended December 31, 2008, and further losses are anticipated.  As of December 31, 2008, the Company had a working capital deficiency of $17,408,293 and stockholders’ deficit of $15,815,342.  Furthermore, the Company has experienced cash flow difficulties, has failed to pay payroll taxes to the IRS and certain states which could have significant repercussions on the Company, and is in default on its note agreements, which causes them to become due on demand.  The Company does not currently have alternative sources of capital sufficient to meet such demands, if made.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

Basis of Presentation:   The accompanying consolidated financial statements include the accounts of Amerex and its wholly-owned subsidiary, Waste Express, Inc. (“Waste Express’).  All significant intercompany transactions and balances have been eliminated in consolidation, including $1,186,730 and $9,516 of receivables due to Amerex Companies, Inc. as of December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents, Including Restricted Cash:  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents do not include restricted cash.

The Company periodically maintains certain cash and restricted cash balances at financial institutions in excess of federally insured amounts.  At December 31, 2008, such excess amounts were $35,740. There were no such excess amounts at December 31, 2007.

Accounts Receivable:  Accounts receivable consists of amounts due from customers for services provided.  Accounts receivable are uncollateralized obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The Company establishes an allowance for doubtful accounts based on its best estimate of probable losses in the accounts receivable balance.  At December 31, 2008 the allowance for uncollectible accounts was $70,000. The allowance for doubtful accounts was $15,000 as of December 31, 2007.  The Company generally does not charge interest on delinquent accounts unless a contract specifically indicates otherwise.

The Company accrues for unbilled receivables pertaining primarily to services rendered which have not yet been billed.  In these situations all of the Company’s accounting policies with respect to revenue recognition have been met at the time of service including the existence of pervasive evidence of an arrangement, the price is fixed and determinable, collection is reasonably assured and the services have been provided. As a result the Company has accrued for this revenue and recorded an unbilled receivable included within accounts receivable on the balance sheet. The Company bills for these services at the time all the appropriate information is received from third party contractors. Unbilled accounts receivable was $202,622 at December 31, 2008 and $561,926 at December 31, 2007.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for any obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.    The Company has recorded an Asset Retirement Obligation of $325,000 at December 31, 2007, which is reflected as land and accrued expenses in the accompanying consolidated balance sheet.  As of December 31, 2008, the Company has fulfilled its obligation associated with these retirement costs.

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

Fair Value of Financial Instruments:  During 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair market values are based on the fair value hierarchy.  The standard describes three levels of inputs that may be used to measure fair value as provided below.

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Observable inputs other that Level 1 prices, such as quoted prices for similar assets or liabilities: quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

Fair Value Measurements
	Level 1	Level 2	Level 3
Obligations to issue equity instruments	$0	$443	$0

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Obligations to issue equity instruments are valued based on the trading price of the shares of the Company’s common stock.

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 are as follows:

Fair Value Measurements
	Level 1	Level 2	Level 3
Real estate held for sale	$0	$0	$475,000

See discussion in Note 4 as to how the fair value of real estate held for sale was determined.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement.  Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit.  Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in the tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit.  Interest expense related to tax liabilities is recognized in the first period that it would begin to accrue according to the relevant tax law.  The Company recognizes an expense for any applicable penalties in the period in which the Company claims or expects to claim the position in the tax return.  The Company creates a liability for uncertain tax positions it believes to be a potential future obligation.  There were no liabilities recorded for uncertain tax positions as of December 31, 2008 and 2007.

Advertising Costs:  The Company expenses the cost of advertising as incurred.  Advertising expense was approximately $26,000 and $31,000 for the years ended December 31, 2008 and 2007, respectively.

Debt Financing Costs and Discounts:  Costs associated with the issuance of debt as well as debt discounts are deferred and amortized over the term of the related debt instrument using the interest method.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Mr.Onody, through Onody Associates, assumed the position of Chief Operating Officer in June 2007 as part of his initial four-month consulting agreement was provided with option to purchase up to 100,000 shares. Subsequently on September 7, 2007 Mr. Onody was issued another option to purchase up to 250,000 shares.

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

Exchanges of goods and services without a readily determinable value for share-based payments are based on the estimated values of the Company’s common stock which involves making certain assumptions and subjective judgments.  Stock options were valued using a Black-Scholes analysis and the assumptions discussed in the preceding section.

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted, to the extent applicable.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company has not determined the impact on its financial statements of the accounting standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009.  The adoption of this statement will only impact our consolidated financial statements to the extent we enter into business acquisitions in the future.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have an effect on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2008, the FASB issued EITF Issue No. 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-5 on our consolidated financial statements.

In December 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities were issued.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The SFP and FIN are effective for annual and interim reporting periods ending after December 15, 2008.  The Company does not expect that this pronouncement will have a material effect on its consolidated financial statements when adopted.

Loss per Share:  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.   Weighted average shares outstanding for the years ended December 31, 2008 and 2007 was 14,930,706 and 16,734,251, respectively, and reflect the issuance of shares during 2008 and 2007 to employees, consultants and lenders.

No outstanding stock obligations or warrants represent dilutive potential common shares for the years ended 2008 and 2007.  In 2006, the Company committed to issue 984,000 shares of common stock to a lender (see Note 3).  During 2007, the Company issued options to certain board members, officers and consultants to purchase 2,041,250 shares of common stock.  During 2008, the Company issued options to certain board members, officers, employees and consultants to purchase 1,691,900 shares of common stock.  These securities were not included in the computation of diluted earnings per share since to do so would have been anti-dilutive for the periods presented.

2.  ACCRUED ACQUISITION LIABILITY

On September 9, 2005, the Company acquired all of the outstanding stock of Waste Express, a waste management service company.

The purchase agreement provided for contingent consideration to be paid to the prior owner to the extent that quarterly revenues of Waste Express exceed $270,000, with payments equal to 8% of any such excess up to a maximum amount of $235,000 plus 6% interest. The liability has subsequently increased to $265,000 at December 31, 2007 and $280,900 at December 31, 2008 due to the accrual of interest on the obligation.

3.  NOTES PAYABLE

Notes payable consist of the following at December 31:

	2008	2007

Note payable to POOF, default judgment against the Company, bearing interest at 20%, secured by shares pledged by stockholders.	$750,000	$730,000

Senior Secured Convertible Notes to CAMOFI	6,435,095	6,442,554

Note payable to CAMOFI	8,019,188	2,027,123
-notes to CAMOFI bear interest at 12%, interest payable beginning January 2009 with principal payments of $250,000 per month, with final balloon payment due November 2010.

Line of credit to CAMOFI, bearing interest at prime plus 4%, due January 2009 and collateralized by accounts receivable.	1,923,661	1,186,401

Convertible note payable	25,000	25,000

	17,152,944	10,411,078

Unamortized debt discount on POOF note payable	-	(112,500)

Unamortized debt discount on CAMOFI notes payable	(903,225)	(596,986)

	16,249,719	9,701,592

Less current maturities of long-term debt	16,249,719	2,230,000

Long-term debt	$-	$7,471,592

3.  NOTES PAYABLE (CONTINUED)

A roll forward of the total amortized debt discount is as follows:

Balance at December 31, 2006	$2,035,979
Discount associated with note payable to POOF, 500,000 common shares issued	450,000
Net reduction in discount associated with premium on notes payable to CAMOFI	(485,246)
Discount associated with notes payable to CAMOFI, 561,087 common shares issued	156,543
Discount associated with notes payable to CAMOFI, beneficial conversion interest	156,543
Amortization of debt discount	(1,604,333)

Balance at December 31, 2007	709,486

Discount associated with premium on new borrowings on notes payable	426,903

Discount associated with financing penalty fees added to note payable	293,135

Amortization of debt discount	(526,299)

Balance at December 31, 2008	$903,225

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

The Company also issued 500,000 shares of common stock to POOF in connection with this loan.  The Company has agreed to register the shares for sale or to repurchase them at specified amounts and times.  If the shares were not registered by January 15, 2008, the Company was obligated to repurchase the shares for $700,000.  If the Company did not pay the amounts due, the Company’s obligation to repurchase shares bore interest at 2% per month.  In accordance with EITF Topic D-98, since the redemption feature is not entirely within the Company’s control, the redeemable common stock is presented as temporary equity at December 31, 2007 and 2008, and has been recorded at its redemption value at those dates, $861,000 and $700,000 as of December 31, 2008 and 2007, respectively.

3.  NOTES PAYABLE (CONTINUED)

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

The Company was notified by POOF in a letter dated May 30, 2008 that the Company was in default of its loan agreement.  Also, in a letter dated June 20, 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment at the rate of 20% per annum.

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

The stated principal of the Notes was $6,000,000, which was increased to $6,800,000 on February 23, 2006.  However, the original agreement provided for repayment of the principal according to the following premiums and schedule:  102% of principal for monthly principal repayments of 1/60 of stated principal beginning September 2006, 110% of optional principal prepayments prior to November 21, 2006, 112.5% of optional principal prepayments November 21, 2006 through April 20, 2007, 115% of any principal prepayments thereafter including the required repayment at November 21, 2007 maturity.  The effect of the premium increases the effective interest paid on the amounts borrowed.  The Convertible Notes are stated at the amount due with the debt discount being amortized by the interest method and adjusted over time to equate the amount initially borrowed to the amount scheduled to be repaid.

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

3.  NOTES PAYABLE (CONTINUED)

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

A separate agreement with holders of the Notes provided that the Company would pay liquidated damages to the holders of the Notes if a registration statement was not filed and declared effective by certain dates in 2006.  In 2006, the Company agreed to issue 984,000 shares of common stock to the holders of the Notes to settle such damages, assuming the registration statement was effective by October 30, 2006.  The Company recorded the estimated fair value of these shares of $1,971,987 as a liability and nonoperating expense as of December 31, 2006.   This obligation was adjusted to its estimated fair value of $265,680 as of December 31, 2007 and $443 as of December 31, 2008.  Holders of the Notes are entitled to additional liquidated damages for delays in the effectiveness of the registration statement to register the warrants and conversion shares beyond October 30, 2006. Additional liquidated damages continued to accrue through December 31, 2007, which were settled as discussed below.

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

On December 19, 2007, the Company executed an agreement with CAMOFI to modify the terms of all of the notes payable to CAMOFI.  The agreement specifies, among other things, that a new note payable in the amount of $2,027,123 would be issued to CAMOFI for registration rights penalties and accrued interest.  The agreement required monthly payment of interest of 10% cash beginning April 1, 2008 and 2% increase in notes payable.  Principal payments of $250,000 were to begin August 1, 2008, with the remaining balance due November 10, 2010, a new note was issued in the amount of $2,027,123 with the same terms as the existing Note, to settle liquidated damages and other penalties associated with the original note.  The agreement also provided for the issuance of 561,087 shares of common stock to CAMOFI.  The issuance of the stock has been recorded at its estimated fair value of $156,543 at December 19, 2007, and resulted in a beneficial conversion feature with an intrinsic value of $156,543, which was recorded consistent with the preceding discussion.  The agreement also extended the exercise period for the warrants for an additional five years, and required the Company to raise additional equity by March 31, 2008.  The Company agreed to pay CAMOFI all of the proceeds from the sale of the Pryor, Oklahoma and Leigh, Texas properties, including the proceeds from the release of the escrowed funds of $300,000 securing the closure of injection wells in Pryor, Oklahoma.  The Company was unable to make the scheduled principal and interest payments required by this agreement.

3.  NOTES PAYABLE (CONTINUED)

On June 9, 2008, the Company entered into an agreement with CAMOFI to defer principal and interest payments on the CAMOFI Notes Payable to September 1, 2008 and increase the $2,027,123 note discussed above to $5,141,648.  The increase in the note payable included $541,294 of accrued interest and $1,954,231 of financing penalty fees.  The Company agreed to pay CAMOFI all of the proceeds from the sale of the Kaiser facility, proceeds from Harrison County Texas real estate, and monies held in escrow for well closures at the Kaiser facility ($300,000).  Agents for the sale of property were agreed to be obtained by July 31, 2008 and contracts for sale were agreed to be obtained by September 1, 2008.  The Company also agreed to raise $2,500,000 in additional equity by September 1, 2008.

In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extended the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  As of December 31, 2008, and subsequent to that date, the Company is in noncompliance with the note agreements with CAMOFI.

The Company engaged Glenwood Capital to assist in the cash management of the Company.  Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing working capital requirements that are essential to the Company continuing as a going concern.  CAMOFI has provided funding to the Company from June 2008 through December 2008 totaling approximately $1,739,000.  This additional funding has been in the form of additional notes payable to CAMOFI.  CAMOFI is not required to provide the Company with additional funding in the future.

Line of Credit to CAMOFI

On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit secured by the Company’s accounts receivable.  The maximum borrowing on the line of credit is the lesser of $1,500,000 or 80% of total accounts receivable outstanding less than 90 days.  The line of credit bears interest at prime plus 4%.

In connection with the line of credit, the Company issued 750,000 warrants to purchase registered shares of the Company’s common stock, exercisable for 5 years at a price of $0.01 per share which was recorded as debt discount and obligations to issue equity instruments.  The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and which extended the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company subsequently entered into an agreement to extend the maturity date of the line of credit to January 1, 2009.  The Company is in default and in noncompliance with the CAMOFI line of credit agreement.

The scheduled maturities of notes payable at December 31, 2008 are as follows:

Year ended December 31,	Amount

2009	$5,698,661

2010	11,454,283

Total	$17,152,944

4.  Property and Equipment, including Assets Held for Sale

Components of property and equipment consist of:

	December 31, 2008	December 31, 2007

Land	$195,255	$1,071,765

Buildings	189,283	513,045
Equipment	914,578	1,008,561
Vehicles	920,491	960,448
Office furniture and equipment	55,174	53,514
Assets not in service	-	356,511

	2,274,781	3,963,844

Accumulated Depreciation	(841,260)	(629,382)
Net Property and Equipment	$1,433,521	$3,334,462

The Company owns approximately 155 acres located near Pryor, Oklahoma and 25 acres near Leigh, Texas which is considered held for sale as of December 31, 2008.  The Company purchased the properties for possible future expansion, and has now abandoned those plans.  The properties are expected to be sold to third parties within the next year.  The property includes land, buildings and related equipment with a net book value of $1,608,383 at December 31, 2007.  At December 31, 2008, the Company has determined that the realizable value of this property was approximately $475,000, and has taken an impairment charge of $1,024,250 in the accompanying 2008 consolidated statement of operations.  The Company has based its estimate of fair value based on the value of comparable acreages nearby.  The Company estimates that the expected net sales price of the properties will be $475,000.

5.  OTHER ASSETS

Other current assets consist of the following at December 31:

	2008	2007

Prepaid expenses	$334,612	$264,533

Certificate of deposit maturing February 6, 2009, required by Missouri Department of Environmental Quality	251,116	241,664

Total other current assets	$585,728	$506,197

Other long-term assets consist of the following:

	2008	2007
Permit, net of accumulated amortization of $116,215 and $80,051 respectively	$245,430	$281,595

Deposit held in escrow account as required by state in connection with certain environmental obligations	300,000	400,000

Other	0	5,000

Total other assets	$545,430	$686,595

Permit represents an intangible asset for the unamortized cost of environmental permits held by the Company.  This permit is amortized over an estimated life of 10 years.  The permit is currently in the process of being renewed for a 10 year period.  Amortization expense was $36,165 for each of the years ended December 31, 2008 and 2007.

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

6.  NON CASH COMPENSATION – STOCK OPTIONS (CONTINUED)

During 2007, the Company granted options under the Plan to purchase 1,691,250 shares of common stock at an exercise price of $0.75 to $0.76 per share.  The options granted vested in one year and expire in November 2013.

In 2007, the Company also granted options to the Company’s chief operating officer to purchase 100,000 and 250,000 shares of common stock at an exercise price of $.50 and $1.50, respectively.  The options vested immediately and expire 10 years from the date granted.  These options were recorded at their estimated fair value of $315,000, and expensed in 2007.

During 2008, the Company granted options under the Plan to purchase 1,691,900 shares of common stock at an exercise price of $0.50 per share.  The options granted vested immediately and expire February 2013.

During 2008, options to purchase 311,875 shares of common stock were forfeited.  There were no options which expired or were exercised during 2008.

The Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, which requires the expensing of the fair value of stock-based compensation awards.  As permitted by SFAS 123R, the expense related to the options granted in 2007 has been allocated over the vesting period.  The option expense has been reflected in Non Cash Compensation Expense in the accompanying Consolidated Statement of Operations.  As of December 31, 2008, there was no unrecognized compensation cost related to nonvested stock options under the Plan.

The weighted-average fair values at date of grant for all stock options granted during 2008 was $0.21, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	71%
Expected life in years	5
Dividend yield	0%
Risk free interest rate	3%

The weighted-average fair values at date of grant for all stock options granted during 2007 was $0.47, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	57%
Expected life in years	5
Dividend yield	0%
Risk free interest rate	2.38 to 4.92%

The Company uses the Black-Scholes valuation model to value stock options.  Historical stock prices were used as the basis for the volatility assumption.  The assumed risk-free rate was based on US Treasury rates in effect at the time of the grant.  The expected option life represents the period of time that the options granted are expected to be outstanding, with consideration given to the simplified method noted in SEC Staff Accounting Bulletin No. 107.

6.  NON CASH COMPENSATION – STOCK OPTIONS (CONTINUED)

The Company has accounted for the stock options granted in 2007 by amortizing the expense over the vesting period of the options.  In 2007, $708,709 has been reflected as Non Cash Compensation Expense in the accompanying consolidated statement of operations.  The remaining amount of $249,922 was expensed in 2008.  All of the options that were granted during 2007 were outstanding at December 31, 2007.  No options had been forfeited, expired or exercised during 2007.

The Company has recognized $551,754 of options expense during 2008, which is included in non cash compensation expense in the accompanying consolidated statement of operations.

The following table summarizes the options outstanding at December 31, 2008:

Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

Vested options:
$.50 - $1.50	3,421,275	5.7	$0.68

7.  COMMITMENTS AND CONTINGENCIES

The Company leases its Tulsa, Oklahoma offices and facility under a lease expiring in May 2011 for $6,750 per month.  The offices and facility in Portland, Oregon are leased on a month to month basis for approximately $3,000 per month.  The obligations for future minimum lease payments are $81,000 for 2009, $81,000 for 2010, and $33,750 for 2011.

The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.

Legal costs associated with loss contingencies are expensed as incurred.

On September 2, 2008, a default judgment was granted to Clean Harbors Environmental Services, Inc. against the Company in the amount of $119,394, plus interest at 12% per annum and court costs for nonpayment of certain invoices.  On February 20, 2009, the Company entered into a settlement agreement with Clean Harbors whereby the Company agreed to make weekly payments to Clean Harbors.

As discussed in Note 9, the Company accrued but failed to pay payroll taxes for certain quarters in 2007 and 2008.  If the Company is unable to enter into a satisfactory arrangement with the Internal Revenue Service with regard to the Company’s failure to pay payroll taxes for the period August 17, 2007 through December 31, 2007 and some payments for the period January 1, 2008 through April 30, 2008, the Internal Revenue Service may seize all of the assets of the Company.  The Company has been notified that the IRS intended to place a lien on the Company’s assets.  The Company has also received a notice from the IRS dated August 4, 2008, of an intent to levy its bank accounts for the non-payment of payroll taxes, penalties and interest totaling $440,698 for certain quarters in 2007 and 2008.

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The imposition of a lien against the Company’s assets and a levy on its bank accounts may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the IRS and various state taxing agencies enforces the liens, it may acquire ownership of the assets.  In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.  The Company also has failed to pay payroll taxes due to several states for 2006, 2007 and 2008.

The State of Missouri has placed a lien on the Company’s assets for unpaid payroll taxes, penalties and interest of $42,381.  The Company has established a payment plan with the State of Missouri.

The State of Oregon has issued a warrant (court judgment) dated July 18, 2008.  The letter states that unless the past due payroll taxes, interest and penalties due of approximately $22,000 are paid, the State of Oregon will place a lien on the assets of the Company and commence seizure of those assets.  The Company has established a payment plan with the State of Oregon.

Amerex has established a payment plan with the Oklahoma Tax Commission to stay the immediate injunction against Amerex.  If Amerex fails to comply with the terms of the payment plan, Amerex will be enjoined from further operations in the State of Oklahoma.

The State of Connecticut has issued a delinquency notice on February 9, 2009 for failure to file withholding tax returns for certain quarters in 2006, 2007 and 2008.

Waste Express, Inc. was administratively dissolved in August 2008 by the State of Missouri for not filing an annual reporting form.  The Company has filed the necessary paperwork in March 2009, and has been reinstated by the State of Missouri.

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

A former employee has filed a discrimination claim against the Company.  Management believes that the plaintiff’s case is without merit and will pursue a vigorous defense.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair market value due primarily to their short maturities.

The following table shows the fair value and carrying amount of debt at December 31, 2007.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	2007
	Fair Value	Carrying Amount
POOF note payable	$292,000	$617,500
Notes payable to CAMOFI	8,472,691	8,472,691
Line of credit to CAMOFI	1,186,401	1,186,401
Convertible note payable	25,000	25,000

At December 31, 2007, the estimated fair values of the notes and line of credit to CAMOFI approximated their carrying amounts.  The estimated fair value of the POOF debt for 2007 was based on an independent appraisal.

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

It was not practicable to estimate the fair value of the Company’s debt due to POOF and CAMOFI at December 31, 2008 due to the default or noncompliance on the debt, uncertainty as to the ability to pay because of deficit working capital and lack of cash generated from operations, and lack of quoted market prices.  The estimated fair value of the Company’s debt is believed to be significantly below its carrying amount due to the credit risk issues.  Below is a summary of pertinent information regarding the notes payable to POOF and CAMOFI at December 31, 2008.

	Carrying Amount	Interest Rate	Maturity
POOF note payable	$750,000	20%	Default judgment
Notes payable to CAMOFI	14,454,283	12%	November 10, 2010
Line of credit to CAMOFI	1,923,661	7.25%	January 1, 2009
Convertible note payable	25,000	8%	May 7, 2009

9.  OTHER LIABILITIES

The Company failed to pay certain payroll taxes to the Internal Revenue Service during 2007 and 2008 and various states for 2006, 2007 and 2008.  The payroll taxes due at December 31, 2007 were approximately $475,000 and estimated penalties and interest were approximately $130,000.  At December 31, 2008, payroll taxes due were approximately $630,000 and estimated penalties and interest were approximately $193,000.  These amounts have been included in accrued expenses in the accompanying consolidated balance sheets.

At December 31, 2007, the Company recorded an Asset Retirement Obligation of $325,000, which was recorded as land and accrued expenses in the accompanying consolidated financial statements.  The Asset Retirement Obligation was associated with the closure of two injection wells at the Pryor, Oklahoma property.  The following is a summary of the activity for the Asset Retirement Obligation liability:

9.  OTHER LIABILITIES (CONTINUED)

Balance December 31, 2007	$325,000
Expenditures related to the Asset Retirement Obligation	(251,349)
Reclassification of remaining balance to land	(73,651)
Balance December 31, 2008	$-

10.    STOCKHOLDERS’ EQUITY

During 2008, the Company issued 66,500 shares to its employees, which was recorded at the estimated fair value of $628.  The Company also issued common stock in settlement of litigation of 300,000 shares, which was recorded at the estimated fair value of $2,295.  The Company issued common stock for payment of attorney fees of 1,043,506 shares and consulting of 2,212,500 shares, which were recorded at their estimated fair value of $35,000 and $426,769, respectively.

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

12.  INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2008 and 2007.

Significant components of the net deferred tax asset are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Estimated net operating loss carryforwards	$6,370,077	$3,442,103
Allowance for bad debts	26,600	5,700
Property and equipment	461,283	127,618
Start-up costs deferred for tax purposes	22,905	24,869
Gross deferred tax assets	6,880,865	3,600,290
Valuation allowance	(6,854,303)	(3,569,743)

	26,562	30,547

Deferred tax liabilities -
Property and equipment	0	0
Intangible assets	(26,562)	(30,547)

Gross deferred tax liabilities	(26,562)	(30,547)

Net deferred tax asset	$-	$-

The valuation allowance serves to reduce net deferred tax assets to an amount that will more likely than not be realized.

Estimated net operating losses generated in 2005, 2006, 2007 and 2008 totalling approximately $16,800,000 will expire in 2025, 2026, 2027 and 2028.

A reconciliation of income taxes at the federal statutory rate to income tax expense for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Income tax benefit at statutory rate	$3,151,974	$2,418,793
Debt discount amortization and remeasurement of equity obligations	(214,109)	(626,341)
Penalties	(14,115)	(48,943)
Meals and entertainment	(9,825)	(8,979)
State income taxes	351,220	281,718
Other	19,414	(29,990)
Increase in valuation allowance	(3,284,559)	(1,986,258)

	$-	$-

13.  CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the years ended December 31, 2008 and 2007, the Company had revenue from two and three customers comprising approximately 60% and 71% of total revenues, respectively, as summarized in the following tables:

2008
Customer A	$0
Customer B	2,190,331
Customer C	1,113,729

2007
Customer A	$2,809,499
Customer B	2,162,346
Customer C	932,650

At December 31, 2008 and December 31, 2007, accounts receivable from these customers comprised approximately 45% and 61% of total accounts receivable, respectively.

14.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company paid consulting fees of $15,000 to a board member of the Company. The Company incurred expenses of $4,143 for miscellaneous goods and services provided by a company partially owned by a director of the Company during the year ended December 31, 2007.

In August 2006, the Company entered into a month-to-month lease with Tulsa Equipment Sales, Inc. for use of a 25 ton crane in connection with the demolition and salvage of materials at our Pryor, OK facility. The cost per month was $5,000. One of the Company’s directors is an owner of Tulsa Equipment Sales Inc. During the year ended December 31, 2007, the Company incurred expenses of $15,000 under this lease. This lease was terminated in March 2007.

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

14.  RELATED PARTY TRANSACTIONS (CONTINUED)

On August 2, 2007, the Company entered into agreements with Mr. Richard Coody and Mr. Ronald Brewer in which they each agreed to pledge 1,450,000 shares of stock which they own to collateralize a $750,000 6-month bridge loan to the Company from Professional Offshore Opportunity Fund, LTD (see Note 3). In addition to the pledge of the stock as collateral, Mr. Coody and Mr. Brewer agreed to pay the Company $850,000 each in exchange for a full release from any and all future claims the Company may have against them as a result of a dispute among the parties with regard to management of daily operations. Messrs. Coody and Brewer will receive credit against their respective obligations to the Company for any shares of theirs that are sold under the pledge.  The Company has agreed to pay to Mr. Coody and Mr. Brewer amounts equal to 22% of the proceeds of any of their shares sold by POOF under the pledge.  The funds will be retained in an escrow account and disbursed during 2009.

15.  SIGNIFICANT ASSET ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 1, 2006, the Company acquired real property and certain fixed assets located in Pryor, Oklahoma from Kaiser Aluminum and Chemical Company for $700,000 plus related costs of $12,070.  The property acquired contained asbestos, which the Company initially estimated the cost to remove at $875,000, which was recorded as an environmental remediation liability.  The total cost to remediate the asbestos was estimated to be $923,000 at December 31, 2006.  As part of the asset purchase agreement, the Company assumed all obligations to remove the asbestos within 18 months, and was required to provide an $800,000 letter of credit to the seller.   The Company placed approximately $800,000 in a separate bank account as collateral to the bank issuing the letter of credit.  The $1,587,070 fixed asset cost was allocated to the individual assets based on their estimated fair values. The Company identified selected assets to sell, to which it assigned a cost of $656,062.  Since these assets were considered as a separate asset group to be disposed, they were classified as a discontinued operation. The Company sold all of these assets held for sale by the end of 2007. Net loss from the disposal of these assets during 2007 are included in the caption “loss from discontinued operations”.  Loss from discontinued operations in 2007 was $394,908 or $0.02 per share.  As discussed in Note 4, the Company is currently trying to sell the Pryor real estate and remaining assets, and impaired these assets during 2008.