Form 10-Q
period 2009-03-31
AMEREX GROUP, INC.
filed 2009-05-15
CIK 351129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-13118

Amerex Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	20-4898182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1105 N. Peoria Avenue, Tulsa, Oklahoma  74106
(Address of principal executive offices)

(918) 858-1050
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of May 11, 2009: 16,577,189.

AMEREX GROUP, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMEREX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$42,837	$53,299
Accounts receivable, trade, net of allowance for doubtful accounts of $70,000 at March 31, 2009 and December 31, 2008	1,225,678	1,356,292
Other current assets	442,038	585,728

Total current assets	1,710,553	1,995,319
Property and equipment, at cost	2,274,781	2,274,781
Less accumulated depreciation	(912,078)	(841,260)
Net property and equipment	1,362,703	1,433,521
Assets held for sale	475,000	475,000
Other assets	236,390	545,430

Total Assets	$3,784,646	$4,449,270

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,229,081	$1,272,036
Accrued expenses	1,930,717	1,600,514
Current portion of long term debt	16,819,311	16,249,719
Accrued acquisition liability	284,874	280,900
Obligations to issue equity instruments	443	443
Total current liabilities	20,264,426	19,403,612
Long term debt	0	0

Total liabilities	20,264,426	19,403,612
Redeemable common stock, 500,000 shares	903,000	861,000

Stockholders’ Equity (Deficit):
Common stock - $.001 par value, 100,000,000 shares authorized
16,577,189 shares issued and outstanding at March 31, 2009 and December 31, 2008, including redeemable common stock	16,077	16,077
Additional paid-in capital	6,410,706	6,410,706
Accumulated deficit	(23,809,563)	(22,242,125)
Total Stockholders’ Equity (Deficit)	(17,382,780)	(15,815,342)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,784,646	$4,449,270

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating Revenue	$1,180,074	$1,607,422

Operating Expenses:
Cost of services provided	1,096,991	1,139,901
Selling, general and administrative	638,942	670,049
Professional fees	197,971	151,294
Non cash compensation	23,250	362,673
Depreciation	70,818	79,391
Amortization	9,041	9,041
Total Operating Expenses	2,037,013	2,412,349
Operating Loss	(856,939)	(804,927)

Other Income (Expense):
Interest expense	(589,415)	(404,513)
Amortization of debt discount	(130,254)	(177,631)
Remeasurement of obligations to issue equity instruments	0	106,272
Other income	9,170	87,237

Net Loss	$(1,567,438)	$(1,193,562)

Loss per share:
Basic and Diluted	$(0.10)	$(0.08)

Average weighted shares outstanding	16,077,189	14,988,337

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,567,438)	$(1,193,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation and remeasurement of equity obligations	23,250	362,673
Depreciation and amortization	79,859	88,432
Amortization of debt discount	130,254	177,631
Accrued interest added to notes payable	66,425	0
Changes in Operating Assets and Liabilities:
Accounts receivable	130,614	284,474
Other current assets	120,439	(79,996)
Other assets	0	4,999
Accounts payable	(42,955)	(237,941)
Other current liabilities	376,177	337,542

Net cash used in operating activities	(683,375)	(255,748)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(797)
Release of escrowed funds	300,000	0

Net cash provided by (used in) investing activities	300,000	(797)

Cash Flows from Financing Activities:
Net repayment under line of credit	(7,087)	0
Borrowings on long-term debt	380,000	304,087

Net cash provided by financing activities	372,913	304,087

Net Increase (Decrease) in Cash and Cash Equivalents	(10,462)	47,542

Cash and Cash Equivalents, Beginning of Period	53,299	19,588

Cash and Cash Equivalents, End of Period	$42,837	$67,130

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION:
Interest Paid	$3,975	$105,960

See Accompanying Notes

AMEREX GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Amerex Group, Inc. and its wholly-owned subsidiary, AMEREX Companies, Inc. (“Amerex”), and its wholly-owned subsidiary, Waste Express, Inc. (collectively, the “Company”) at March 31, 2009 and the results of its (i) operations for the three months ended March 31, 2009 and 2008 and (ii) cash flows for the three months ended March 31, 2009 and 2008.  The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K, and Forms 10-Q and 8-K made to date in 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $9,005,639 during the year ended December 31, 2008, a net loss for the three months ended March 31, 2009 of $1,567,438 and further losses are anticipated.  As of March 31, 2009, the Company had a working capital deficiency of $18,553,873 and stockholders’ deficit of $17,382,780.  Furthermore, the Company has experienced cash flow difficulties, currently owes the Internal Revenue Service and certain state and local revenue authorities for past due payroll taxes and is currently in default according to the terms of its note agreements, which causes the balances to become due on demand.  The Company does not currently have alternate sources of capital sufficient to meet such demands, if made.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is currently pursuing various alternatives to obtain additional funding to repay short-term liabilities, including mortgaging and selling assets, and management is taking steps to increase revenues, minimize costs and achieve profitable operations.

2.
Line of credit. On August 31, 2006, the Company entered into an agreement with CAMOFI Master LDC for a line of credit with a maximum borrowing equal to the lesser of $1,500,000 or 80% of accounts receivable aged less than 90 days in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. Borrowings under this line of credit bear interest at prime plus 4%. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement (see below).  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and which changed the maturity date of the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company subsequently entered into an agreement to extend the maturity date of the line of credit to January 1, 2009.  The Company is in default and in noncompliance with the CAMOFI line of credit agreement.

3.	Other Debt
CAMOFI Notes

On June 9, 2008, the Company entered into an agreement with CAMOFI to defer principal and interest payments on the CAMOFI Notes Payable to September 1, 2008 and increased the $2,027,123 note discussed above to $5,141,648.  The increase in the note payable included $541,294 of accrued interest and $1,954,231 of financing penalty fees.  The Company agreed to pay CAMOFI all of the proceeds from the sale of the Pryor, Oklahoma facility, proceeds from the sale of Leigh, Texas real estate, and monies held in escrow for well closures at the wells at the Pryor, Oklahoma facility.  Agents for the sale of the two properties were to be obtained by July 31, 2008 and contracts for sale were to be obtained by September 1, 2008.  The Company also agreed to raise $2,500,000 in additional equity by September 1, 2008.

In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extended the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  The Company is in default and noncompliance with the note agreements with CAMOFI.

The Company has engaged Glenwood Capital to assist in the cash management of the Company.  Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing working capital requirements that are essential to the Company continuing as a going concern.  CAMOFI has provided funding to the Company from May 2008 through March 2009 totaling approximately $2,727,000.  This additional funding has been in the form of additional notes payable to CAMOFI.  CAMOFI is not required to provide the Company with additional funding in the future.

POOF Note Payable and Related Redeemable Common Stock

On August 14, 2007, the Company entered into a loan with Professional Offshore Opportunity Fund, Ltd. (“POOF”), for $750,000.  The Company also issued 500,000 shares of common stock to POOF in connection with this loan.  The Company agreed to register the shares for sale or to repurchase them.  If the shares were not registered by January 15, 2008, the Company was obligated to repurchase the shares for $700,000.  In accordance with EITF Topic D-98, since the redemption feature is not entirely within the Company’s control, the redeemable common stock is presented as temporary equity at December 31, 2008 and March 31, 2009 and has been recorded at its redemption value at those dates.  The Company was notified by POOF in May 2008 that the Company was in default of its loan agreement.  Also, in June 2008, POOF demanded the repurchase of the 500,000 shares issued to POOF for $700,000.  On August 26, 2008, POOF obtained a default judgment against the Company in the amount of $1,577,231 for the note payable and redeemable common stock.  Interest will accrue on the judgment amount at the rate of 20% per annum.

4.
Loss per share. :  Loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share”.  Weighted average shares outstanding for the quarters ended March 31, 2009 and 2008 were 16,077,189 and 14,988,337, respectively.

No outstanding stock obligations or warrants represent potentially dilutive common shares for the quarters ended March 31, 2009 and 2008.   As of March 31, 2009 and 2008, the Company had outstanding common stock warrants to issue 5,766,667 shares of common stock and had committed to issue 984,000 shares of common stock to a lender (see Note 3).  During 2007, the Company issued options to certain board members, officers and consultants to purchase 2,041,250 shares of common stock.  During 2008, the Company issued options to certain board members, officers, employees and consultants to purchase 1,691,900 shares of common stock.  These securities were not included in the computation of diluted earnings per share since to do so would have been antidilutive for the periods presented.

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

On January 28, 2008, Mr. Onody was issued options to purchase an additional 500,000 shares. On July 10, 2008, Mr. Onody was appointed Interim Chief Executive Officer.  Employees, directors and consultants were issued options to purchase 1,191,900 shares of common stock in the first and second quarter 2008.  These options either vested immediately or one year from the date of the grant, and all such options have ten year terms.  The exercise price of all options granted in 2008 was $0.50 per share.

The Company entered into agreements with various consultants during the year ended December 31, 2008 and issued 2,112,500 shares in connection with those agreements.  The terms of the agreements were for services to be provided for terms of up to one year.  The Company has recorded the issuance of these shares as prepaid consulting and is amortizing the amount over the terms of the consulting agreements.  At December 31, 2008 and March 31, 2009, the amount of unamortized prepaid consulting was $25,815 and $2,566, respectively.

The Company did not enter into any material consulting agreements during the quarter ended March 31, 2009.

 6. Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers.  The Company generally does not require collateral related to receivables.  During the quarters ended March 31, 2009 and 2008, the Company had revenue from 2 and 3 customers comprising approximately 54% and 79% of total revenues, respectively.  At March 31, 2009 and December 31, 2008, accounts receivable from these customers comprised approximately 40% and 45% of total accounts receivable, respectively.

 7. Commitments and Contingencies: The Company leases its Tulsa, Oklahoma offices and facility under a lease expiring in May 2011 for $6,750 per month.  The offices and facility in Portland, Oregon are leased on a month to month basis for approximately $3,000 per month.  The obligations for future minimum lease payments are $81,000 for 2009, $81,000 for 2010, and $33,750 for 2011.

The Company is a party to various legal and regulatory proceedings arising in the ordinary course of its business, none of which, in management’s opinion, will result in judgments which would have a material adverse effect on the Company’s financial position.  Please refer to the Company’s Form 10-K filing for 2008 for a more complete description of the Company’s litigation.

On September 2, 2008, a default judgment was granted to Clean Harbors Environmental Services, Inc. against the Company in the amount of $119,394, plus interest and court costs for nonpayment of certain invoices.  On February 20, 2009, the Company entered into a settlement agreement with Clean Harbors whereby the Company agreed to make weekly payments to Clean Harbors.

The Company has accrued but failed to pay payroll taxes for certain quarters in 2007 and 2008.  If the Company is unable to enter into a satisfactory arrangement with the Internal Revenue Service with regard to the Company’s failure to pay payroll taxes for the period August 17, 2007 through December 31, 2007 and some payments for the period January 1, 2008 through April 30, 2008, the Internal Revenue Service seize all of the assets of the Company.  The Company has been notified that the IRS has placed a lien on the Company’s assets.  The Company has received a notice from the Internal Revenue Service dated August 4, 2008, of an intent to levy on certain assets for the non-payment of payroll taxes, penalties and interest totaling $440,698 for certain quarters in 2007 and 2008.

The imposition of a lien against the Company’s assets and a levy on its bank accounts may cause a default under the Company’s indebtedness, which could permit the Company’s lenders to demand immediate repayment.  The Company does not have sufficient funds and may not be able to obtain sufficient funds to repay all of its current indebtedness.  If the lenders demand immediate repayment and the Company is unable to repay the indebtedness, the lenders may enforce their lien against the assets and acquire ownership of the assets.  If the IRS and various state taxing agencies enforce the liens, they may acquire ownership of the assets. In either case, the enforcement of a lien could have a material adverse affect on the Company’s business and may cause it to cease operations.  The Company also has failed to pay payroll taxes due to several states for 2006, 2007 and 2008.

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

6. Valuation of assets held for sale and impairment of long-lived assets

The Company owns property in Leigh, Texas (approximately 25 acres) and Pryor, Oklahoma (approximately 155 acres).  At December 31, 2008, the Company held the property for sale.  The estimated fair value of the Leigh, Texas property was $75,000 and the Pryor, Oklahoma property was $400,000 at December 31, 2008.  The Company used estimates of fair value of property of similar size and close proximity.  The Company recognized an impairment of real estate held for sale at December 31, 2008 of $1,024,250, in the consolidated statement of operations for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this standard will impact the accounting for any business combinations entered into by the Company after the adoption date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide additional disclosures in its consolidated financial statements when the Company enters into derivative or hedging transactions.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP 142-3, but has determined that the adoption does change the useful lives of amortizable intangible assets.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have an effect on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company has determined that the FSP will not impact the consolidated financial statements because the convertible debt issued by the Company is not required to be settled in cash upon conversion.

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The adoption of the EITF had no effect on our consolidated financial statements.

In December 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities was issued.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The SFP and FIN are effective for annual and interim reporting periods ending after December 15, 2008.  The Company adopted these pronouncements, which had no material effect on its consolidated financial statements.

In April 2009, FASB Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments was issued.  The FSP amends Statement 107 to require public entities to provide disclosures about fair value of financial instruments for interim reporting periods, in addition to those disclosures required in annual financial statements.    The FSP is effective for interim reporting periods ending after June 15, 2009.  The Company has determined that the adoption of the FSP will require additional disclosures in its interim financial statements of the fair value of financial instruments.

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment” (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. The Company is required to adopt these three FSPs beginning in the second quarter of fiscal 2009. We do not expect adoption of these staff positions to have a material impact on the Company’s results of operations or financial position.

Basis of Presentation:

The following is an overview of the Company's financial operations. Additional information regarding the matters presented is provided in the more detailed discussions that follow. We have also included information with respect to the three-month periods ending March 31, 2009 and 2008.  We have prepared these statements and they have not been audited by our independent auditors.

Results of Operations:

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Operating Revenue	100%		100%
Cost of Services Provided	93%		71%
Gross Profit	7%		29%
Operating Expenses	80%		79%
Total Operating Expense	173%		150%
Operating Loss	(73	) %	(50	) %
Other Income (Expense)	(60	) %	(24	) %
Net Loss	(133	) %	(74	) %

Revenue

Revenue for the quarter ended March 31, 2009, was $1,180,074 as compared to revenue of $1,607,422 for the quarter ended March 31, 2008.  This decrease was primarily due to the elimination of services performed for the Drug Enforcement Agency (“DEA”) and Environmental Compliance Consultant (“ECC”).  For the three months ending March 31, 2008, revenue from both the DEA and ECC totaled $518,783 as compared with $0 for the comparable period ending March 31, 2009.

Cost of Services Provided

During the three month period ending March 31, 2008 our total cost of services was $1,139,901 or 71% of total revenues for a gross profit of $467,521 or 29% as compared to total cost of services provided of $1,096,991 or 93% of total revenues for a gross profit of $83,083 or 7% for the comparable three month period ending March 31, 2009.  Cost of services increased from the quarter ended March 31, 2008 to March 31, 2009 due to a $54,921 or 31% increase in disposal costs and $63,853 or 105% increase in supplies due to two large jobs in 2009 which required an increased expenditure for disposal costs and supplies, than other jobs.  This increase was offset by a decrease of $175,161 or 64% in contract services expenses and decrease of $20,519 or 7% in labor costs which was caused by the decrease in DEA/ECC revenue.  Overall gross profit decreased from 29% for the three months ended March 31, 2008 to 7% for the three months ended March 31, 2009 due to the large decrease in revenue from DEA and ECC.  DEA and ECC had higher margins than revenue from other customers.  Management is working to increase the revenue of the Company and evaluating the pricing of its services to maximize its gross margin.

Operating Expenses

During the three month period ended March 31, 2009 our operating expenses (which includes selling, general and administrative, professional fees, non cash compensation, and amortization and depreciation expenses) were $940,022 or 80% of revenue resulting in an operating loss of $856,939 as compared to operating expenses of $1,272,448 or 79% of revenue resulting in an operating loss of $804,927 for the comparable three month period ending March 31, 2008.  The decrease in operating expenses from the quarter ended March 31, 2008 to March 31, 2009 was primarily a result of decreases in non cash compensation expense of $339,423 or 94% and in insurance expense of $16,572 or 9%.  Non cash compensation decreased $339,423 from $362,673 for the three month period ending March 31, 2008 to $23,250 for the three month period ending March 31, 2009, primarily due to the timing of the issuance of stock and options to consultants and employees.  Insurance expense decreased due to a reduction of workers compensation costs related to a decrease in rates.  Labor expense increased $18,161 or 8% from the quarter ended March 31, 2008 to March 31, 2009 while payroll taxes decreased $29,112 or 45%. The increase in operating labor expense is related to the increase in selling and administrative personnel over the same quarter in the prior year.  The decrease in payroll tax expense is due to the accrual of payroll tax penalties on unpaid payroll taxes in the quarter ended March 31, 2008.

Non-Operating Expenses

During the three month period ending March 31, 2009, our net non-operating expenses were $710,499 resulting in a net loss of $1,567,438, as compared with $388,635 in net non-operating expenses and a net loss of $1,193,562 for the three months ended March 31, 2008.  The decrease in net non-operating expenses in the current year period was due to the decrease in amortization of debt discount, and the decrease in income recognized for the remeasurement of obligations to issue equity instruments, partially offset by an increase in interest expense.  Amortization of debt discount decreased from $177,631 for the quarter ended March 31, 2008 to $130,254 for the quarter ended March 31, 2009.  The amortization of debt discount is dependent on timing of the refinancing of debt with CAMOFI and the additional borrowings from CAMOFI.  The remeasurement of obligations to issue equity instruments income decreased from $106,272 for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009.  The remeasurement of equity instruments expense/income is dependent upon the market price of the Company’s stock for the quarter.  A decrease in the market price of the Company’s stock results in remeasurement of equity instruments income for the quarter.  The closing market price of the Company’s stock did not change for the quarter ended March 31, 2009.  Interest expense rose $184,902 from $404,513 for the quarter ending March 31, 2008 to $589,415 in the comparable period ending March 31, 2009.  The increase in interest expense is directly related to the increase in the total amount of notes payable from $10,441,632 at March 31, 2008 to $16,558,489 at March 31, 2009.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2009 our cash and cash equivalents amounted to $42,837 and our accounts receivable were $1,225,678. Our total current assets as of March 31, 2009 were $1,710,553.  As of December 31, 2008 our cash and cash equivalents amounted to $53,299, and our accounts receivable were $1,356,292.  Our total current assets as of December 31, 2008 were $1,710,584.  Other current assets decreased from $585,728 at December 31, 2008 to $442,038 at March 31, 2009 due to a decrease in prepaid expenses, including prepaid insurance and prepaid consulting.  Other assets decreased from $545,430 at December 31, 2008 to $236,390 due primarily to the release of $300,000 of funds held in escrow for the closure of injection wells at the Pryor, Oklahoma property.

At March 31, 2009 the Company had current liabilities of $20,264,426 comprised of notes payable, line of credit, accounts payable, accrued expenses, and obligations to issue equity instruments.  At December 31, 2008 our current liabilities were $19,403,612.  The increase in current liabilities was due to additional borrowings from CAMOFI of $380,000 and an increase in accrued interest expense of $477,015.  The Company had negative working capital of $18,553,873 as of March 31, 2009 compared to negative working capital $17,408,293 as of December 31, 2008.

For the three month period ended March 31, 2009 and 2008 the Company had cash used in operating activities of $683,375 and $255,748, respectively.  For the three month period ended March 31, 2009 the Company realized an overall decrease in cash and cash equivalents of $10,462, primary due to cash provided by financing activities of $372,913, net cash provided by investing activities of $300,000 and the aforementioned cash used in operating activities of $683,375.  For the three months ended March 31, 2008 the Company realized a increase in cash and cash equivalents of $47,542, primarily due to cash used in investing activities of $797 and the aforementioned cash used in operating activities of $255,748, partially offset by cash provided by financing activities of $304,087.

The Company's management has previously obtained additional funding in the form of subordinated debt, draws on a line of credit, and additional borrowings from CAMOFI.  However, there are no assurances that additional funding will be available to the Company or, if available, will be on terms acceptable to the Company.  Additionally, there are no assurances that such additional funding, if available, will be sufficient to execute the Company’s business plan.  If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In addition, the loss of the DEA contract has had a material adverse effect on the Company’s ability to continue as a going concern.  As of March 31, 2009 the Company had, and as of the date of this report, the Company continues to have insufficient funds to pay its obligations incurred in the ordinary course as and when they are due, including salaries and payroll taxes.

On June 9, 2008 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this new agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the principal and interest payments were deferred until September 1, 2008, (c) the interest rate was increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $5,141,648 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount was changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, Oklahoma, and Leigh, Texas properties, (f) the monthly redemption amount was to begin on September 1, 2008, (g) Amerex was required to use the proceeds from the sale of the Pryor, Oklahoma facility and Leigh, Texas  properties, as well as the proceeds from the release of the escrowed funds of $300,000 securing the closure of the injection wells in Pryor, Oklahoma, to pay down the indebtedness, (h) we agreed to affirmative covenants to secure at least $2,500,000 in additional equity financing before September 1, 2008, (i) to file a registration statement prior to September 1, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex extended the term of CAMOFI’s warrants to December 31, 2012, and (m) we agreed to make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extend the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extended the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 beginning January 2009, and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  The Company is in default on the CAMOFI note agreements and in noncompliance with certain covenants.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. The line of credit is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1,500,000 or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Notes Agreement.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and extended the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company has entered into an agreement which extended the maturity date of the line of credit to January 1, 2009.  The Company is in default and in noncompliance with the CAMOFI line of credit agreement.

The Company has engaged Glenwood Capital to assist in the cash management of the Company.  Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing working capital requirements that are essential to the Company continuing as a going concern.  CAMOFI has provided funding to the Company from May 2008 through March 2009 totaling approximately $2,727,000.  This additional funding has been in the form of additional notes payable to CAMOFI.  CAMOFI is not required to provide the Company with additional funding in the future.

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

The Company has not paid all of the payroll taxes due for 2006, 2007 and 2008 to the Internal Revenue Service and the States of Oklahoma, Missouri, Colorado, Connecticut, and Oregon.  The total amount accrued for unpaid payroll taxes, and estimated penalties and interest at March 31, 2009 was $752,088.  The Internal Revenue Service and the States have filed an intent to levy for payroll taxes owed or placed liens on the Company’s assets.

The Company is currently addressing its liquidity and negative working capital issues as of March 31, 2009 by the following actions:

•
The Company will seek alternative financing which may include equity financing or additional debt. The Company is currently in discussions with several institutions for the purpose of securing additional funding.

•	The Company continues to pursue additional customers and increased revenues.

•
The Company is actively soliciting parties interested in the purchase of our property in Pryor, Oklahoma. Proceeds from this sale, if it is concluded, will be used to pay down the 10% Senior Secured Convertible Notes.

•	The Company is has made efforts to sell its property owned in Leigh, Texas.

•	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company officers and directors. Based upon that evaluation, disclosure controls and procedures are deemed adequate as of the end of the period covered by this report.  Management is currently addressing several issues which may be material weaknesses in its internal control over financial reporting – a.) The Company is currently without a CFO or senior financial expert, b.) Management believes that the Company is in need of another bookkeeper with experience in Quickbooks, c.) Invoicing is often slow and receivables can be collected sooner with adequate staffing, d) The Company needs to improve its assessment of the proper application of generally accepted accounting principles including the timing and recognition of the impairment of assets held for sale, and e) Due to the small number of accounting personnel, the Company has a lack of segregation of duties.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and interim chief executive officer, to allow timely decisions regarding the required disclosure.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 2, 2008, a default judgment was granted to Clean Harbors Environmental Services, Inc. against the Company in the amount of $119,394, plus interest at 12% per annum and court costs for nonpayment of certain invoices.  On February 20, 2009, the Company entered into a settlement agreement with Clean Harbors whereby the Company agreed to make weekly payments to Clean Harbors.

The Company has not paid all of the payroll taxes due for 2006, 2007 and 2008 to the Internal Revenue Service and the States of Oklahoma, Missouri, Colorado, Connecticut, and Oregon.  The total amount accrued for unpaid payroll taxes, and estimated penalties and interest at March 31, 2009 was $752,088.  The Internal Revenue Service and the States have filed an intent to levy for payroll taxes owed or placed liens on the Company’s assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities
We are in default under our Senior Secured Convertible Notes Agreement

On June 9, 2008 we executed an agreement with CAMOFI Master LDC, the holder of our Senior Secured Convertible Notes.  Under the terms of this agreement (a) the Maturity Date of the Note was changed from November 21, 2007 to November 21, 2010, (b) the principal and interest payments were deferred until September 1, 2008, (c) the interest rate was increased from 10% payable in cash to 10% payable in cash and 2% payable in additional notes, and (d) we agreed to issue a new note in the amount of $5,141,648 with the same terms as the existing Note, to settle liquidated damages and other amounts due under the original note agreement, (e) the monthly redemption amount was changed to either $250,000 per month or $150,000 per month depending on the amount of funds that are available to be applied to the principal amount of the Notes from the sale of the Pryor, Oklahoma, and Leigh, Texas properties, (f) the monthly redemption amount began on September 1, 2008, (g) Amerex was required to use the proceeds from the sale of the Pryor, Oklahoma facility and Leigh, Texas properties, as well as the proceeds from the release of the escrowed funds of $300,000 securing the closure of the injection wells in Pryor, Oklahoma, to pay down the indebtedness, (h) we agreed to affirmative covenants to secure at least $2,500,000 in additional equity financing before September 1, 2008, (i) to file a registration statement prior to September 1, 2008, (j) CAMOFI shall maintain its right to convert up to 100% of the outstanding indebtedness into Common Stock, (k) the Company will issue CAMOFI that number of additional shares equal to 4.5% of its outstanding stock, (l) Amerex extended the term of CAMOFI’s warrants to December 31, 2012, and (m) we agreed to make our principal officers and financial personnel available for an on-site review of the financial condition of the Company.  In September 2008, the Company entered into agreements with CAMOFI to defer the principal and interest payments to January 1, 2009, extend the date to retain agents for the sale of the Company’s real property to September 1, 2008 and obtain a contract for sale by January 1, 2009, extend the date for sale of equity of at least $2,500,000 to January 1, 2009, require monthly EBITDA (earnings before income tax, depreciation and amortization) of at least $400,000 beginning January 2009, and require annual EBITDA of at least $2,500,000 for 2008 and 2009.  The Company is currently in default on the CAMOFI note agreements and in noncompliance with certain covenants.

On August 31, 2006 we entered into an agreement with CAMOFI Master LDC for a line of credit in consideration for the issuance to CAMOFI Master LDC of a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. This line of credit is secured by our accounts receivable. The maximum borrowing on this line is the lesser of $1,500,000 or 80% of accounts receivable aged less than 90 days. The credit facility agreement contains debt covenants similar to those contained in the Senior Secured Convertible Note Agreements.  An agreement was executed with CAMOFI in December 2007 that extended the maturity date of the line of credit to November 10, 2010.  The Company defaulted on its debt covenants with CAMOFI and entered into an agreement dated June 9, 2008, pursuant to which CAMOFI agreed not to take action with regard to such defaults or enforce its security interests prior to September 2008, and extend the line of credit to September 1, 2008 and increased the maximum borrowing amount to $1,925,301.  The Company has entered into an agreement to extend the maturity date of the line of credit to January 1, 2009.  The Company is in default and in noncompliance with the CAMOFI line of credit agreement.

The Company has engaged Glenwood Capital to assist in the cash management of the Company. Until such time that the borrowing base becomes sufficient to permit additional borrowing under the Line of Credit, we will be periodically requesting additional funds from CAMOFI to satisfy ongoing working capital requirements that are essential to the Company continuing as a going concern.  CAMOFI has provided funding to the Company from May 2008 through March 2009 totaling approximately $2,727,000.  This additional funding has been in the form of additional notes payable to CAMOFI.  CAMOFI is not required to provide the Company with additional funding in the future.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

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

2.5	Default Judgment entered on August 26, 2008, Professional Offshore Opportunity Fund, Ltd. (“POOF”), incorporated by reference to Exhibit 2.1 of Form 8-K filed on September 10, 2008

2.6	Restraining Notice dated August 27, 2008 in favor of POOF, incorporated by reference to Exhibit 8.1 of Form 8-K, filed on September 10, 2008.

2.7	Judgment by Default Upon Assessment of Damages, for the benefit of Clean Harbors Environmental Services Inc., incorporated by reference to Exhibit 8.1 of Form 8-K, filed on September 10, 2008.

3.1	Restated Articles of Incorporation filed 7/27/2005 (incorporated by reference to Exhibit 3.1 of Form 10-QSB for the quarter ended September 30, 2004)

3.2	Certificate of Incorporation of Amerex Group, Inc. (incorporated by reference to Exhibit 3.4 of Form 10-QSB for the quarter ended September 30, 2004)

3.3	Bylaws of Amerex Group, Inc. (incorporated by reference to Exhibit 3.6 of Form 10-QSB for the year ended September 30, 2004)

4.1	10% Senior Convertible Note issued to CAMOFI Master LDC in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.1of Amendment to Form SB-2 filed on January 17, 2007).

4.2	Warrant issued to CAMOFI Master LDC in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007).

4.3
Form of warrant issued to former AMEREX Companies, Inc. warrant holders in the acquisition on July 5, 2006 (incorporated by reference to Exhibit 4.3 of Amendment to Form 10-SB filed on January 17, 2007).

4.4
AMEREX Companies, Inc. 8% Secured Promissory Note, dated September 2, 2005, in the amount of $450,000 issued to Professional Traders Fund, LLC. (incorporated by reference to Exhibit 4.6 of Form 8-K filed July 11, 2006)

4.5	Warrant issued to CAMOFI Master LDC in connection with a line of credit on November 10, 2006 (incorporated by reference to Exhibit 4.2 of Amendment to Form 10-SB filed on January 17, 2007).

4.6	Non-Qualified Stock Option Award Agreement for the benefit of Stephen K. Onody, dated January 28, 2008

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 of Amendment to Form 10-SB filed on January 17, 2007).

10.1
Securities Purchase Agreement, dated November 21, 2005, between AMEREX Companies, Inc. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.1 of Amendment to Form 10-SB filed on January 17, 2007).

10.2
Form of Lock-Up Agreement dated November 21, 2005, between CAMOFI Master LDC and each of Richard Coody, Nick Malino, Ron Brewer, Robert Roever, John Smith, and Marwaan Karame (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 11, 2006)

10.3	Registration Rights Agreement, dated November 21, 2005, between AMEREX Companies, Inc. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 11, 2006)

10.4	Escrow Agreement, dated November 21, 2005, between AMEREX Companies, Inc. and CAMOFI Master LDC. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 11, 2006)

10.5	Subsidiary Guarantee, dated November 21, 2005, of Waste Express to CAMOFI Master LDC (incorporated by reference to Exhibit 10.5 of Form 8-K filed on July 11, 2006)

10.6	Subsidiary Agreement, dated November 21, 2005, between Amerex Acquisition Corp. and CAMOFI Master LDC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on July 11, 2006)

10.7	Intercreditor Agreement, dated November 21, 2005, between CAMOFI and PTF. (incorporated by reference to Exhibit 10.7 of Form 8-K filed on July 11, 2006)

10.8	Loan Agreement, dated August 12, 2005 between DCI USA Inc. and AMEREX Companies, Inc. (incorporated by reference to Exhibit 10.8 of Form 8-K filed July 11, 2006)

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

10.12	Employment Agreement, dated October 1, 2005, between AMEREX Companies, and Richard Coody. (incorporated by reference to Exhibit 10.23 of Form 8-K filed on July 11, 2006)

10.13	Lease Agreement, dated December 1, 2005, between Amerex Companies, Inc. and Capitoline Advisors, Inc. (incorporated by reference to Exhibit 10.29 of Form 8-K filed on July 11, 2006)

10.14	Lease Agreement, dated December 30, 2005, between Amerex Companies, Inc. and CDI, Inc. (incorporated by reference to Exhibit 10.30 of Form 8-K filed on July 11, 2006)

10.15	Line of Credit with CAMOFI Master LDC (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Form SB-2 filed on March 20, 2007)

10.16	Secured Loan Agreement with Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.16 of Form 8-K filed August 16, 2007)

10.17	Letter Agreement with Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.17 of Form 8-K filed August 16, 2007)

10.18	Pledge Agreement between Richard Coody and Ron Brewer and Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.18 of Form 8-K filed August 16, 2007)

10.19	Indemnification Agreement with Richard Coody (incorporated by reference to Exhibit 10.19 of Form 8-K filed August 16, 2007)

10.20	Agreement with Richard Coody (incorporated by reference to Exhibit 10.20 of Form 8-K filed August 16, 2007)

10.21	Indemnification Agreement with Ron Brewer (incorporated by reference to Exhibit 10.21 of Form 8-K filed August 16, 2007)

10.22	Agreement with Ron Brewer (incorporated by reference to Exhibit 10.22 of Form 8-K filed August 16, 2007)

10.23
Conformed Letter of Intent to purchase Perma-Fix Treatment Solutions, Inc. (“Perma-Fix”) of Tulsa, OK from Perma-Fix Environmental Services, Inc. (incorporated by reference to Exhibit 10.23 of Form 8-K filed August 29, 2007)

10.31	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated December 19, 2007 (incorporated by reference to Exhibit 10.31 of Form 8-K filed January 7, 2008)

10.32	Letter Agreement, dated May 7, 2008, between the Company and Glenwood Capital LLC, (incorporated by reference to Exhibit 10.32 of Form 10-QSB filed May 20, 2008)

10.33	Letter Agreement between Amerex Group, Inc. and CAMOFI Master LDC dated June 9, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 13, 2008)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Form 8-K filed on July 11, 2006).

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer - Sarbanes-Oxley Act Section 302, filed herewith

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer - Sarbanes-Oxley Act Section 906, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEREX GROUP, INC.

Date: May 15, 2009	By:	/s/ Stephen K. Onody
Stephen K. Onody, Interim Chief Executive Officer, Principal Financial and Accounting Officer and Director